Form 10-Q
period 1996-09-30
MARVEL ENTERTAINMENT GROUP INC
filed 1996-11-14
CIK 874808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-10779


                       MARVEL ENTERTAINMENT GROUP, INC.

------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                 94-3024816

------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



387 PARK AVENUE SOUTH, NEW YORK, NY                            10016

------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 212-696-0808

------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

At November 8, 1996, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 101,809,657 shares, of which 82,628,392 shares were held by indirect wholly owned subsidiaries of Mafco Holdings Inc.

                       MARVEL ENTERTAINMENT GROUP, INC.
             INDEX TO CONTENTS OF THE THIRD QUARTER 1996 FORM 10-Q


                                                                                                        Page
                                                                                                        ----
Condensed Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995 ................    3



Condensed Consolidated Statements of Operations for the quarters and nine months ended
  September 30, 1996 and 1995 .......................................................................    4



Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995    5



Notes to Condensed Consolidated Financial Statements ................................................    6



Management's Discussion and Analysis of Financial Condition and Results of Operations ...............   12



Other Information ...................................................................................   19



Signatures ..........................................................................................   20

                                      2

                        MARVEL ENTERTAINMENT GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)
                                  (unaudited)
                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
ASSETS
Current assets:
   Cash..............................................    $35.9          $53.6
   Accounts receivable, net..........................    257.2          236.7
   Inventories, net..................................     99.1           82.4
   Deferred income taxes.............................     32.5           50.4
   Income tax receivable.............................     18.2           24.6
   Prepaid expenses and other........................     58.2           42.9
                                                      --------       --------
      Total current assets...........................    501.1          490.6

Property, plant and equipment, net...................     87.7           71.3
Goodwill and other intangibles, net..................    595.7          604.0
Deferred charges and other...........................     75.9           60.4
                                                      --------       --------
      Total  Assets.................................. $1,260.4       $1,226.3
                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................    $95.8         $104.8
   Accrued expenses and other .......................    170.1          194.8
   Short term borrowings   (See Note 3) .............     28.7           13.3
   Current portion of long-term debt   (See Note 4)..    625.8            5.2
                                                      --------       --------
     Total current liabilities.......................    920.4          318.1

Long-term debt   (See Note 4)........................        0          581.3
Other long-term liabilities..........................     56.6           48.7
                                                      --------       --------
     Total Liabilities...............................    977.0          948.1
                                                      --------       --------
Minority interest in Toy Biz.........................    102.9           70.5

Stockholders' equity:
   Common Stock......................................      1.0            1.0
   Additional paid-in capital........................     93.1           92.4
   Retained earnings ................................     86.1          114.0
   Cumulative translation adjustment ................      0.3            0.3
                                                      --------       --------
     Total Stockholders' Equity......................    180.5          207.7
                                                      --------       --------
     Total Liabilities and Stockholders' Equity...... $1,260.4       $1,226.3
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

                                    MARVEL ENTERTAINMENT GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)

                                                                       Three Months                Nine Months
                                                                    Ended September 30,         Ended September 30,
                                                                --------------------------    -----------------------
                                                                    1996          1995           1996         1995
                                                                ------------- ------------    ----------   ----------
Net revenues.................................................      $209.4       $  269.0       $  581.2     $  596.1
                                                                   ------       --------       --------     --------
Operating Expenses:
Cost of sales................................................       143.1          138.8          372.4        352.6
Selling, general & administrative expenses...................        60.5           62.4          168.1        156.0
Depreciation and amortization................................         6.3            4.9           15.6         12.4
                                                                   ------       --------       --------     --------
                                Total Operating Expenses.....       209.9          206.1          556.1        521.0

Amortization of goodwill, intangibles and deferred charges...         5.8            5.3           16.8         12.6

Interest expense, net........................................        15.2           11.9           42.7         30.2

Foreign exchange loss/(gain), net............................         0.6             --            2.1         (0.8)

Gain on sale of Toy Biz common stock   (See Notes 6 and 8)...        22.0             --           22.0         14.3

Equity in net (loss) income of unconsolidated subsidiaries...        (0.8)           0.8           (0.6)         1.6
                                                                   ------       --------       --------     --------
(Loss) income before provision (benefit) for income taxes,
  minority interest and extraordinary item...................        (0.9)          46.5          (15.1)        49.0

Provision (benefit) for income taxes.........................         3.0           21.0           (0.7)        25.6
                                                                   ------       --------       --------     --------
(Loss) income before minority interest and extraordinary
  item.......................................................        (3.9)          25.5          (14.4)        23.4

Minority interest in earnings of Toy Biz.....................         8.6            5.9           13.5         10.0
                                                                   ------       --------       --------     --------
(Loss) income before extraordinary item......................       (12.5)          19.6          (27.9)        13.4

Extraordinary item, net of taxes.............................          --             --             --         (3.3)
                                                                   ------       --------       --------     --------
Net (loss) income............................................      ($12.5)         $19.6         ($27.9)       $10.1
                                                                   ======       ========       ========     ========
(Loss) earnings per share:
(Loss) income before extraordinary item......................      ($ .12)         $ .19         ($ .27)       $ .13
Extraordinary item...........................................          --             --             --       ($ .03)
                                                                   ------       --------       --------     --------
Net (loss) income ...........................................      ($ .12)         $ .19         ($ .27)       $ .10
                                                                   ======       ========       ========     ========
Weighted average number of common and common equivalent shares
  outstanding (in millions)..................................       101.8          104.2          101.8        104.0
                                                                   ======       ========       ========     ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                               ---------------------------
                                                                                  1996           1995
                                                                               -----------    ------------
Cash flows from operating activities:
Net (loss) income.............................................................. ($ 27.9)        $ 10.1
                                                                                -------         ------
 Adjustments to reconcile net (loss) income to net cash used in operating activities:

   Depreciation and amortization ..............................................    32.8           24.8
   Provision for deferred income taxes ........................................     8.5           19.6
   Extraordinary item, net.....................................................      --            3.3
   Undistributed earnings of unconsolidated subsidiaries.......................     0.6           (1.6)
   Distributions from unconsolidated subsidiary................................      --            3.0
   Gain from sale of Toy Biz common stock......................................   (22.0)         (14.3)
   Minority interest in earnings of Toy Biz....................................    13.5           10.0
   Changes in assets and liabilities, net of effect in 1995 of previously
      unconsolidated subsidiary and SkyBox Acquisition.........................   (75.5)         (73.6)
                                                                                -------         ------
Total adjustments..............................................................   (42.1)         (28.8)
                                                                                -------         ------
     Net cash used in operating activities.....................................   (70.0)         (18.7)
                                                                                -------         ------
Cash flows from investing activities:
  Capital expenditures (including product development and package design costs)   (33.0)         (26.1)
  Net proceeds from sale of investment in Toy Biz..............................    35.7             --
  Acquisition of SkyBox, net of cash and cash equivalents acquired.............      --         (159.5)
  Other acquisitions...........................................................      --          (14.4)
  Other investing activities...................................................    (8.0)          (5.6)
                                                                                -------         ------
     Net cash used in investing activities.....................................    (5.3)        (205.6)
                                                                                -------         ------
Cash flows from financing activities:
  Net (repayments) borrowings under term portion of credit agreements..........    (5.3)         184.9
  Net borrowings (repayments) under revolving portion of credit agreement......    17.0           (2.0)
  Borrowings related to Adespan adhesives facility.............................     6.3             --
  Net borrowings (repayments) of other debt....................................    30.5           (5.8)
  Net proceeds to Toy Biz from common stock offerings..........................     9.7           44.2
  Proceeds from exercise of stock options......................................     0.5            8.3
  Debt issuance costs..........................................................    (1.4)          (8.1)
  Other financing activities...................................................    (1.0)            --
                                                                                -------         ------
     Net cash provided by financing activities.................................    56.3          221.5
                                                                                -------         ------
Effect of exchange rate changes on cash .......................................     1.3            1.9
                                                                                -------         ------
Cash balance from previously unconsolidated subsidiary ........................      --            7.5
                                                                                -------         ------
Net (decrease) increase in cash ...............................................   (17.7)           6.6

Cash, at beginning of period...................................................    53.6           18.1
                                                                                -------         ------
Cash, at end of period.........................................................  $ 35.9         $ 24.7
                                                                                =======         ======
Supplemental disclosures of cash flow information:
     Interest paid during the period...........................................  $ 45.9         $ 27.3
     Income taxes paid, net of refunds, during the period...................... ($  2.4)        $  7.9

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

         During the quarter ended September 30, 1996, the Company continued to experience significant losses in its trading card and publishing businesses. As a result, the Company has failed to satisfy certain financial covenants contained in its Credit Agreements (as defined below) (see Note 4). The Company has reclassified long-term debt to current liabilities as a result of the Company's failure to satisfy certain financial covenants and the absence of waivers as of this date relating thereto. Given the unfavorable market conditions in trading cards and publishing, the Company is evaluating whether there has been an impairment to goodwill and other intangible assets and is considering restructuring and other actions, all of which could result in substantial 1996 year end charges. See further discussion in Management's
Discussion and Analysis of Financial Condition and Results of Operations.

2.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

ACCOUNTS RECEIVABLE, NET:
                                        September 30,        December 31,
                                            1996                 1995
                                        -------------        --------------
Accounts receivable...................      $292.3               $314.5
Less:  Allowances.....................       (35.1)               (77.8)
                                            ------               ------
                                            $257.2               $236.7
                                            ======               ======
INVENTORIES, NET:


Finished goods .......................      $ 79.6               $ 58.8
Work in process.......................        19.3                 22.3
Raw materials ........................        23.7                 23.7
Less:  Reserve for obsolescence ......       (23.5)               (22.4)
                                            ------               ------

                                            $ 99.1               $ 82.4
                                            ======               ======
GOODWILL AND OTHER INTANGIBLES, NET:

Goodwill and other intangibles .......      $649.7               $645.7
Less:  Accumulated amortization ......       (54.0)               (41.7)
                                            ------               ------
                                            $595.7               $604.0
                                            ======               ======





Goodwill and other intangibles, net related to the trading card operations of the Company was approximately $365.0 and $375.0 as of September 30, 1996 and December 31, 1995, respectively.

                       MARVEL ENTERTAINMENT GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



ACCRUED EXPENSES AND OTHER:

                                                September 30,      December 31,
                                                     1996             1995
                                                -------------     -------------

Royalties and incentives...................       $ 29.1            $ 21.4
Reserve for returns .......................         40.3              59.0
Income taxes payable ......................          4.0              19.7
Other .....................................         96.7              94.7
                                                  ------            ------
                                                  $170.1            $194.8
                                                  ======            ======


3.    SHORT-TERM BORROWINGS

         Under line of credit arrangements for short-term borrowings with a group of banks, Panini may borrow up to Italian Lire 73.2 billion
(approximately $48.0 based on exchange rates at September 30, 1996) on such terms as Panini and the banks may mutually agree upon. These arrangements do not have termination dates but are reviewed annually for renewal. At September
30, 1996, the unused portion of the credit lines was Italian Lire 29.4 billion
(approximately $19.3 based on exchange rates at September 30, 1996). The weighted average interest rate on short-term borrowings as of September 30, 1996 was 7.74%.

4.       DEBT

Debt consists of the following:

                                                     September 30,  December 31,
                                                         1996          1995
                                                     -------------  ------------

U.S. Term Loan Agreement ...........................    $350.0         $350.0
Term Loan Agreement ................................     139.9          139.5
Amended and Restated Credit Agreement:
     Revolving credit facility .....................     104.5           87.5
Capital lease obligations and other long term debt .      31.4            9.5
                                                        ------         ------
Less current maturities ............................     625.8          586.5
Long-term debt .....................................     625.8            5.2
                                                        ------         ------
                                                        $  --          $581.3
                                                        ======         ======


         The Company has experienced greater than expected operating losses, and as a result has failed to satisfy certain financial covenants contained in the Credit Agreements (as defined below) and has commenced discussions with its agent bank seeking waivers of these covenants and a restructuring of the Credit
Agreements to provide for its cash requirements. The Company believes that the restructuring of the Credit Agreements will require an infusion of new equity capital and has received a proposal from Andrews Group Incorporated ("Andrews
Group"), a parent corporation, regarding such equity infusion, which is subject to a number of significant conditions, (see Note 8). As a result of the Company's failure to satisfy certain financial covenants and in the absence of waivers as of this date relating thereto, the balance of long-term debt has been reclassified to current liabilities. In addition, as a result of the Company's failure to satisfy the financial covenants contained in the Credit
Agreements, rollovers of existing Eurocurrency Rate Loans will be made as Alternate Base Rate Loans or Negotiated Rate Loans thereby likely increasing the Company's borrowing costs. There can be no assurance that the debt can be restructured on favorable terms to the Company or that an additional capital infusion will be received by the Company.

         The Company's indebtedness is principally represented by the outstanding balance under the U.S. Term Loan Agreement, as defined below, the Amended and Restated Credit Agreement effective August 30, 1994 between the
Company, a syndicate of banks, the Co-Agents and The Chase Manhattan Bank
(formerly named Chemical Bank), as administrative agent (the "Amended and Restated Credit Agreement"), and the outstanding balance of the Term Loan

                       MARVEL ENTERTAINMENT GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Agreement, as defined below. The Applicable Margin under the Amended and Restated Credit Agreement for Alternate Base Rate loans range from 0% to 1% and for Eurodollar Rate loans range from 5/8 of 1% to 2%, in each case depending on the Company's financial performance. The interest rate on Eurodollar Rate Loans at September 30, 1996 was approximately 7 5/16% to 7 23/32% per annum, depending upon the length of the relevant interest period. The proceeds of loans incurred under the revolving credit portion of the Amended and Restated
Credit Agreement may be used for general corporate purposes of the Company and for investments within an aggregate limit.

         In April 1995, the Company entered into a $350.0 term loan agreement with a syndicate of banks, the Co- Agents and The Chase Manhattan Bank
(formerly named Chemical Bank), as administrative agent (the "U.S. Term Loan
Agreement"). Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan
Agreement), or the Alternate Base Rate (as defined in the U.S. Term Loan
Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Eurodollar Rate Loans will, at the option of the Company, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 2% to 2 1/2% through the first
Anniversary Date (as defined in the U.S. Term Loan Agreement) and 1 1/8% to
2 1/2% thereafter, to be determined based on the Company's financial performance and (b) with respect to Alternate Base Rate loans, 1% to 1 1/2% through the first Anniversary Date and 1/8 of 1% to 1 1/2% thereafter, to be determined based on the Company's financial performance. The interest rate on Eurodollar
Rate Loans at September 30, 1996, was approximately 8 1/16% to 8 3/16% depending upon the length of the relevant interest period. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

         On August 30, 1994, the Company, Marvel Italia Srl (now Panini S.p.A.)
and Instituto Bancario San Paolo Di Torino S.p.A. (the "Lender"), entered into a term loan and guarantee agreement (the "Term Loan Agreement") providing for a term loan credit facility of Italian Lire 244.5 billion (approximately $154.0 based on exchange rates in effect on the date of acquisition) (the "Term Loan
Facility"). Through September 30, 1996 the Company paid Italian Lire 31.2 billion (approximately $20.5) due under the Term Loan Facility.

         The Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Term Loan
Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans, 5/8 of 1% to 2%, to be determined based on the Company's financial performance and (b) with respect to Negotiated Rate Loans, 1%. The interest rate on Eurocurrency Rate Loans at September 30, 1996, was approximately 10.46%. Interest on Negotiated Rate Loans is payable quarterly in arrears and interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

        The U.S. Term Loan Agreement (through incorporation by reference to the
Amended and Restated Credit Agreement), the Amended and Restated Credit
Agreement and the Term Loan Agreement include various restrictive covenants prohibiting the Company from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement also contain certain customary financial covenants and events of default for financing of this type, including a change of control covenant. Mandatory prepayments are required to be made out of net proceeds from sales of assets by the Company, with certain exceptions, and from certain excess cash flow (as defined in the Amended and Restated Credit Agreement).

         During March 1996 and August 1996, the Company amended the U.S. Term
Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan
Agreement to, among other things; 1) provide for an additional $25.0 revolving credit facility which will expire on December 31, 1996; 2) secure the borrowings with substantially all

                       MARVEL ENTERTAINMENT GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

of the Company's domestic assets, other than the Company's investment in common stock of Toy Biz, and all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first tier foreign subsidiaries; and 3) amend certain financial covenants. The additional revolving credit facility is pari passu with the loans extended by the banks pursuant to the Company's existing loan agreements (collectively with the U.S.
Term Loan Agreement, the Amended and Restated Credit Agreement and the Term
Loan Agreement, the "Credit Agreements"). The additional revolving credit facility bears interest at a rate per annum equal to the Eurodollar Rate (as defined in the Term Loan Agreement), plus 2 3/4%, or the Alternate Base Rate
(as defined in the Term Loan Agreement) plus 1 3/4%. The interest rate on the additional revolving credit facility at September 30, 1996 was 8 7/16%.

         In conjunction with the Toy Biz IPO (as defined below), Toy Biz entered into a three year $30.0 revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank (formerly named Chemical Bank) serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility. Borrowings under the credit facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus, in each case, the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility.

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

5.       RESTRUCTURING OF OPERATIONS

         In the fourth quarter of 1995, the Company recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, the Company has terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $6.5 has been paid as of September 30, 1996. Additionally, approximately $6.7 of the restructuring charges relates to facility closure and consolidation costs, of which $5.4 has been paid as of September 30, 1996, and $7.6 of the restructuring charges relates to other costs, of which $4.6 has been paid as of September 30, 1996. A substantial portion of the remaining amount of $8.5 as of September 30, 1996, which is included in accrued expenses and other, is scheduled to be paid in the fourth quarter of 1996 with the remainder to be paid in accordance with the terms of various agreements.

6.       TOY BIZ COMMON STOCK OFFERINGS

         On March 2, 1995, Toy Biz, Inc. ("Toy Biz") completed an initial public offering (the "Toy Biz IPO") in which it issued and sold 2,750,000 shares of class A common stock at $18 per share. As part of the Toy Biz IPO, a stockholder sold 700,000 shares of class A common stock at $18 per share. The net proceeds to Toy Biz, after deducting commissions and offering expenses, of $44.1 were used to pay outstanding amounts due under subordinated notes held by the Company and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. In 1995, the Company recorded a gain of $14.3 on the Toy Biz IPO in recognition of the net increase in value of the Company's investment in Toy Biz. In August, 1996, Toy Biz sold in an offering 700,000 shares of its class A common stock at a price to the public of $15 per share. As part of the Toy Biz offering, the Company sold 2.5 million shares of its Toy Biz class A common stock. In the third quarter of 1996, the Company recorded a gain on the sale of this common stock of approximately
$22.0. The net proceeds to Toy Biz and the Company were approximately $9.1 and $35.7, respectively, after deducting amounts accrued for estimated fees and expenses.

                       MARVEL ENTERTAINMENT GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         In conjunction with the Toy Biz IPO, the Company's equity ownership percentage of Toy Biz decreased to 36.6% and its voting control increased to 85.3% and, as a result of the increase in voting control, the condensed consolidated financial statements of the Company include the result of operations, financial position and cash flows of Toy Biz. For periods prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method. As a result of the Company's sale of class A common stock of Toy Biz in August 1996, the Company's ownership percentage of Toy Biz decreased to 26.7% and its voting control decreased to 78.4% (See Note 8).

7.       SKYBOX ACQUISITION

         On April 27, 1995, the Company acquired all of the issued and outstanding shares of SkyBox common stock for $165.0. The SkyBox Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the identified assets and liabilities based on their respective fair values. The total purchase price exceeded the fair value of the net assets of SkyBox by $158.4 and has been assigned to goodwill, which is currently being amortized over forty years on the straight-line basis.

         The following unaudited pro forma consolidated financial information gives effect to the SkyBox Acquisition as if it had occurred at the beginning of 1995. The pro forma results include certain adjustments, primarily increased amortization and interest expense, and are not necessarily indicative of what the results would have been had the SkyBox Acquisition occurred at the beginning of the period. In addition, Toy Biz net revenues were $117.0 for the nine months ended September 30, 1995, of which $102.3 is included in the Company's consolidated net revenues.

                           For the Nine Months Ended
                              September 30, 1995
                              ------------------


  Net revenues .....................................     $ 621.1
  Income before extraordinary item .................     $   8.8
  Net income .......................................     $   5.5


Earnings per share:
  Income before extraordinary item .................     $   .09
  Extraordinary item ...............................     $  (.03)
                                                         -------
  Net income .......................................     $   .06
                                                         =======


8.       SUBSEQUENT EVENT

         The Company has experienced greater than expected operating losses in the third quarter of 1996, and as a result has failed to satisfy certain financial covenants contained in the Credit Agreements. The Company has commenced discussions with The Chase Manhattan Bank, the agent bank under the Credit Agreements, seeking waivers of these covenants and a restructuring of the Credit Agreements to provide for the Company's cash requirements. The
Company believes that such a restructuring will require an infusion of new equity capital and has received a proposal from Andrews Group regarding such equity infusion, which is subject to a number of significant conditions. As a result of the Company's failure to satisfy certain financial covenants and in the absence of waivers as of this date relating thereto, the balance of long-term debt has been reclassified to current liabilities.

         On October 17, 1996, Andrews Group announced that it had reached agreement with each of Isaac Perlmutter and Avi Arad to purchase approximately
67% of the class A common stock of Toy Biz for cash and debt of Andrews Group.
On November 12, 1996, the Company received a proposal from Andrews Group to acquire from the Company a number of shares of Marvel common stock (or its equivalent) that would represent 80.1% of the shares of Marvel common stock after giving effect to such acquisition. Based on the approximately 101.8 million shares of Marvel common stock outstanding, this would require the issuance of approximately 410 million

                       MARVEL ENTERTAINMENT GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



shares of Marvel common stock (or its equivalent). The purchase price for the acquisition would be $350 in cash or, at the option of Andrews Group, an equal value of the shares of class A common stock of Toy Biz or a combination of the foregoing (the "Andrews Investment"). The Andrews Group proposal states that the shares of Toy Biz class A common stock so transferred would be valued on the basis of the cost to Andrews Group of acquiring such stock. The Andrews
Group proposal states that any contribution by Andrews Group to the Company of shares of Toy Biz class A common stock would be made in the context of Toy Biz becoming a wholly owned subsidiary of the Company.

         The Andrews Group proposal states that the consummation of the Andrews
Group Investment would be subject to a number of significant conditions, including the satisfaction of the conditions set forth in the agreements between Andrews Group and Messrs. Perlmutter and Arad, an agreement for the acquisition of Toy Biz having been executed and all condition to that agreement having been satisfied, receipt of certain consents and amendments under the Credit Agreements, including to provide for the additional borrowing capacity that the Company requires, the satisfactory resolution by Andrews Group of a number of issues under the Marvel parent holding company indentures, including that any Marvel common stock (or its equivalent) purchased by Andrews Group not be subject to the liens thereunder, and the execution of a definitive agreement for the Andrews Group Investment which contains appropriate representations, warranties, covenants and conditions customary for transactions of the nature of the Andrews Group Investment. There can be no assurance that agreement will be reached on the terms of any of the foregoing transactions or that any of the foregoing transactions will be consummated. See Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and
Capital Resources.

         A copy of the Andrews Group proposal has been forwarded to a special committee of the Company's board of directors comprised of outside directors, who are not affiliated with Andrews Group, for consideration. In addition, in anticipation of receiving a proposal, the board of directors of Toy Biz formed a special committee of outside directors who are not affiliated with Andrews
Group or the Company to consider, on behalf of the minority stockholders of Toy
Biz, any proposal that may be made.

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

         In recent years there has been an overall decline in the comic book specialty store industry, and more specifically, a significant reduction in speculative purchases of comic books, which has adversely affected the Company's publishing revenues. In response, the Company has undertaken several strategic actions including: eliminating unprofitable and marginally profitable titles to create a strong line-up comprising Marvel's most popular and most profitable titles; focusing its comic books more on editorial content and less on physical product features and enhancements; and streamlining operations through introduction of new technology and consolidation of facilities.
However, to date these actions have not been sufficient to overcome the overall decline in the comic book specialty store industry.

         Similarly, there has been a significant contraction in the sports trading card market related in part to lower speculative purchases. This contraction was compounded by the baseball, hockey and basketball labor situations in 1994 and 1995, which adversely affected sports trading card sales and increased returns for those periods. Although Major League Baseball resumed in April 1995, there still is no collective bargaining agreement in effect between the owners and players as the owners rejected in early November 1996 a proposed collective bargaining agreement. The level of fan interest, although showing some signs of improvement during 1996, has not returned to the levels experienced prior to the 1994 strike and the failure to enter into a new collective bargaining agreement could result in a disruption of play in 1997.
Along with decreased fan interest, the Company believes that the labor situations in professional sports have contributed to decreased trading card consumer interest and, therefore, generally decreased levels of consumer purchases of all trading cards. The Company believes that all of these factors have negatively affected the overall trading card industry, causing the Company to experience lower sales, higher returns and higher inventory obsolescence.

         The level of demand for entertainment trading cards is dependent on the commercial success and media exposure of the Company's characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994, the sale of entertainment cards based on Marvel's characters and third party licensed characters offset and in 1995 such sales substantially offset the decline in sports trading cards. However, in 1996, the Company's sales of entertainment trading cards has been adversely affected by lower sales of cards based on properties licensed from third parties as well as significantly lower sales of cards based on comic book characters.


         Throughout 1995, the lower sales and higher returns of the Company's trading cards primarily related to distribution channels other than trading card specialty stores. The Company has revamped its trading card business to concentrate its distribution of trading card products in trading card specialty stores and in select mass market accounts. The combination of the contraction in the overall trading card industry, the lack of commercial success of certain of the third party and Marvel licensed products, in part driven by the softness in market conditions in the comic book specialty store market, and the Company's change in distribution mentioned above have resulted in substantially lower trading card sales by the Company in 1996.

         In response to the significant contraction in the sports trading card market, the adverse conditions related to the sale of entertainment trading cards and the overall decline in the comic book specialty store industry and their negative effect on the Company's operating results, the Company is considering further actions to mitigate these declines and their effect on future operating results. Given the unfavorable market conditions in trading cards and publishing, the Company is evaluating whether there has been an impairment to goodwill and other intangible assets and is considering restructuring and other actions, all of which could result in substantial 1996 year end charges.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED
SEPTEMBER 30, 1995
         The Company's net revenues were $209.4 million and $269.0 million in the 1996 and 1995 periods, respectively, an decrease of $59.6 million or 22.2%.
This reflects a decrease of $59.0 million in net trading card and sticker revenues, $16.6 million in licensing revenues, and $13.5 million in net publishing revenues. This decrease was partially offset by a $26.2 million increase in toy revenues and a $3.3 million increase in other revenues. The decrease in trading card net revenues was primarily due to the continued general decline in the demand for trading cards as well as the change in the Company's distribution of its trading cards to concentrate in trading card specialty stores and select mass market accounts which generally resulted in lower gross sales in 1996. In addition, entertainment card sales decreased due to lower sales of cards based on comic book characters due in part to market conditions in the comic book specialty store market, as well as lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution. These decreases in trading card net revenues were partially offset by a slight increase in net revenues of stickers. This increase was due to the 1996 European Cup soccer tournament and expansion into new markets such as Brazil and Russia, and was partially offset by higher provisions for returns for stickers in 1996. In addition, the Company experienced lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties as a result of lower commercial success of such properties in 1996 as compared to 1995. Licensing revenues, which vary from period to period, decreased primarily as a result of an insufficient amount of new media exposure of the Company's characters. The Company and Fox Kid's Worldwide
("FKW") entered into an arrangement under which the Company expects to have a new animation series on the Fox Children's Network in the 1997-1998 broadcast seasons. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Company's characters. The decrease in net publishing revenues was due to the impact on the Company of the decline in the comic book specialty store industry and the reduction of titles resulting from implementation of the Company's business strategy. The increase in toy revenues was principally due to Toy Biz's expanded product offerings and an increased international distribution of products. The improvement in other revenues was due to increased sales of adhesive paper by Panini.

         Gross profit was $66.3 million and $130.2 million in the 1996 and 1995 periods, respectively, an decrease of $63.9 million. As a percentage of net revenues, gross profit was 31.7% in the 1996 period as compared to 48.4% in the 1995 period. The decrease in gross profit as a percentage of net revenues was due primarily to the effect of higher return provisions for stickers, the effect of lower licensing revenues, an unfavorable product mix for trading cards and toys as compared to 1995 and the effect of lower net revenues without a corresponding decrease in royalty expense and advertising and promotion expense given minimum payment obligations for trading cards in 1996.

         Selling and general administrative expenses ("SG&A") were $61.3 million and $62.4 million in the 1996 and 1995 periods, respectively. The decrease of $1.1 million was mainly attributable to a general reduction in overhead expenses associated with the restructuring of the trading card, publishing and confectionery operations partially offset by the increase in Toy
Biz's and Panini's advertising, promotion and selling costs. As a percentage of net revenues, SG&A was 29.3% in the 1996 period as compared to 23.2% in the 1995 period. The increase in SG&A as a percentage of net revenues was due primarily to lower publishing and licensing net revenues without a corresponding reduction in SG&A.

         Depreciation and amortization was $6.3 million and $4.9 million in the 1996 and 1995 periods, respectively. The increase of $1.4 million was due to higher depreciation primarily resulting from an increased investment in product tooling to support Toy Biz's expanded product line.

         Interest expense, net was $15.2 million and $11.9 million in the 1996 and 1995 periods, respectively. The increase in interest expense of $3.3 million primarily reflects increased borrowings under the Credit Agreements including the $25.0 million revolving credit facility, borrowings for the expansion of Panini's Adespan adhesives facility, and higher average borrowing rates.

         The gain on the sale of Toy Biz common stock was $22.0 million in the 1996 period (see Note 6).

         Provision for income taxes was $3.0 million and $21.0 million in the 1996 and 1995 periods, respectively. The provision for income taxes in 1996 primarily represents a provision for income taxes related to the sale of common stock of Toy Biz and the operations of Toy Biz partially offset by a benefit for the Company's operating losses. The provision for income taxes in 1995 represents foreign, federal, state and local income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED
SEPTEMBER 30, 1995

         The Company's net revenues were $581.2 million and $596.1 million in the 1996 and 1995 periods, respectively, an decrease of $14.9 million or 2.5%.
This reflects a decrease of $37.4 million in net publishing revenues, $31.0 million in net trading card and sticker revenues, and $20.4 million in licensing revenues, partially offset by a $66.6 million increase in toy revenues and a $7.3 million increase in other revenues. The decrease in net publishing revenues was due to the impact on the Company of the decline in the comic book specialty store industry, the reduction of titles resulting from implementation of the Company's business strategy, and the discontinuance commencing in July 1995 of the distribution by Heroes World of comic book publications other than the Company's titles. The decrease in trading card net revenues was primarily due to the continued general decline in the demand for trading cards as well as the change in the Company's distribution of its trading cards to concentrate in trading card specialty stores and select mass market accounts which generally resulted in lower gross sales in 1996. In addition, entertainment card sales decreased due to lower sales of cards based on comic book characters due in part to market conditions in the comic book specialty store market, as well as lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution and the inclusion in the second quarter of 1995 of a significant increase in sales returns reserves. Such lower sales return provisions, combined with the inclusion of net revenues from SkyBox for nine months in 1996 versus only five months in 1995 (the SkyBox Acquisition was consummated on April 27, 1995), partially offset the lower sales discussed above. These decreases in trading card net revenues were partially offset by an increase in net revenues of stickers. This increase was due to the 1996
European Cup soccer tournament and expansion into new markets such as Brazil and Russia, and was partially offset by higher provisions for returns for stickers in 1996. In addition, the Company experienced lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties as a result of lower commercial success of such properties in 1996 as compared to 1995. Licensing revenues, which vary from period to period, decreased primarily as a result of an insufficient amount of new media exposure of the Company's characters. The Company and FKW entered into an arrangement under which the Company expects to have a new animation series on the Fox Children's Network in the 1997-1998 broadcast seasons. Licensing revenues will vary depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Company's characters. The increase in toy revenues was principally due to Toy Biz's expanded product offerings, increased international distribution of products and the consolidation of Toy Biz for nine months in 1996 as compared to seven months in 1995. The improvement in other revenues was due to increased sales of adhesive paper by Panini.

         Gross profit was $208.8 million and $243.5 million in the 1996 and 1995 periods, respectively, a decrease of $34.7 million. As a percentage of net revenues, gross profit was 35.9% in the 1996 period as compared to 40.8% in the 1995 period. The decrease in gross profit as a percentage of net revenues was due primarily to the effect of higher return provisions for stickers, the effect of lower licensing revenues, an unfavorable product mix for trading cards and toys as compared to 1995 and the effect of lower net revenues without a corresponding decrease in royalty expense and advertising and promotion expense given minimum payment obligations for trading cards in 1996.

         SG&A were $169.2 million and $156.0 million in the 1996 and 1995 periods, respectively. The increase of $13.2 million was mainly attributable to the increase in advertising, promotion and selling expenses of Panini and Toy
Biz, the consolidation of Toy Biz's results for nine months in 1996 as compared to seven months in 1995, and the inclusion of Sky Box for nine months in 1996 as compared to five months in 1995. This increase was partially offset by a general reduction in overhead expenses associated with the restructuring of the trading card, publishing and confectionery operations. As a percentage of net revenues, SG&A was 29.1% in the 1996 period as compared to 26.2% in the 1995 period. The increase in SG&A as a percentage of net revenues was due primarily to lower publishing and licensing net revenues without a corresponding reduction in SG&A.

         Depreciation and amortization was $15.6 million and $12.4 million in the 1996 and 1995 periods, respectively. The increase of $3.2 million was primarily due to the consolidation of Toy Biz for nine months in 1996 as compared to only seven months in 1995 and higher depreciation primarily resulting from an increased investment in product tooling to support Toy Biz's expanded product line.

         Amortization of goodwill, intangibles and deferred charges was $16.8 million and $12.6 million in the 1996 and 1995 periods, respectively. The increase of $4.2 million mainly reflects the amortization related to the SkyBox
Acquisition in April 1995.

         Interest expense, net was $42.7 million and $30.2 million in the 1996 and 1995 periods, respectively. The increase in interest expense of $12.5 million primarily reflects increased borrowings under the U.S. Term Loan
Facility in connection with the SkyBox Acquisition, increased borrowings under the Credit Agreements including the $25.0 million revolving credit facility, borrowings for the expansion of Panini's Adespan adhesives facility, and higher average borrowing rates.

         The gain on sale of Toy Biz common stock was $22.0 million in 1996 compared with $14.3 million from the Toy Biz IPO in 1995 (see Note 6).

         (Benefit) provision for income taxes was ($0.7) million and $25.6 million in the 1996 and 1995 periods, respectively. The net tax benefit in 1996 primarily represents a benefit for the Company's operating losses partially offset by a provision for income taxes related to the sale of common stock of Toy Biz and the operations of Toy Biz. The provision for income taxes in 1995 represents foreign, federal, state and local income taxes.

         In 1995, the Company recorded a $3.3 million extraordinary loss, net of taxes of $2.1 million, which represented a write-off of the related deferred financing costs associated with the term loan portion of the Amended and Restated Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced greater than expected operating losses in the third quarter of 1996, and as a result has failed to satisfy certain financial covenants contained in the Credit Agreements. The Company has commenced discussions with The Chase Manhattan Bank, the agent bank for the Credit Agreements, seeking waivers of these covenants and a restructuring of the Credit Agreements to provide for the Company's cash requirements. The
Company believes that such a restructuring will require an infusion of new equity capital and has received a proposal from Andrews Group regarding such equity infusion, which is subject to a number of significant conditions. As a result of the Company's failure to satisfy certain financial covenants and in the absence of waivers as of this date relating thereto, the balance of long-term debt has been reclassified to current liabilities.

         At November 8, 1996, the Company's outstanding bank indebtedness was approximately $665 million, of which $16.5 million relates to the borrowings for Panini's Adespan adhesives facility. Until the Company receives waivers of the failure to satisfy financial covenants contained in the Credit Agreements, it will not be able to borrow additional amounts under its domestic credit facilities. Panini S.p.A. had approximately $11 million available under its foreign credit facilities at November 8, 1996. In addition, there was $30.0 million available under the Toy Biz line of credit at November 8, 1996.

         If the Transactions (as defined below) are not consummated or if consummated, are not consummated on satisfactory terms, then the Company anticipates that it will be required to adopt one or more extraordinary transactions in order to meet its consolidated cash requirements, including debt service and repayment, for the foreseeable future. However, there can be no assurance that such extraordinary transactions could be consummated or if consummated, would be sufficient to allow the Company to meet its consolidated cash requirements.

         On October 17, 1996, Andrews Group announced that it had reached agreement with each of Isaac Perlmutter and Avi Arad to purchase approximately
67% of the class A common stock of Toy Biz for cash and debt of Andrews Group.
On November 12, 1996, the Company received a proposal from Andrews Group for the Andrews Investment whereby Andrews Group would acquire from the Company a number of shares of Marvel common stock (or its equivalent) that would represent 80.1% of the shares of Marvel common stock after giving effect to such acquisition. Based on the approximately 101.8 million shares of Marvel common stock outstanding, this would require the issuance of approximately 410 million shares of Marvel common stock (or its equivalent). The purchase price for the Andrews Investment would be $350 million in cash or, at the option of Andrews Group, an equal value of the shares of class A common stock of Toy Biz or a combination of the foregoing. The Andrews Group proposal states that the shares of Toy Biz class A common stock so transferred would be valued on the basis of the cost to Andrews Group of acquiring such stock. The Andrews Group proposal states that any contribution by Andrews Group to the Company of shares of Toy Biz class A common stock would be made in the context of Toy Biz becoming a wholly owned subsidiary of the Company.

         The Andrews Group proposal states that the consummation of the Andrews
Group Investment would be subject to a number of significant conditions, including the satisfaction of the conditions set forth in the agreements between Andrews Group and Messrs. Perlmutter and Arad, an agreement for the acquisition of Toy Biz having been executed and all conditions to that agreement having been satisfied, receipt of certain consents and amendments under the Credit Agreements, including to provide for the additional borrowing capacity that the Company requires, the satisfactory resolution by Andrews
Group of a number of issues under the Marvel parent holding company indentures, including that any Marvel common stock (or its equivalent) purchased by Andrews
Group not be subject to the liens thereunder, and the execution of a definitive agreement for the Andrews Group Investment which contains appropriate representations, warranties, covenants and conditions customary for transactions of the nature of the Andrews Group Investment. There can be no assurance that agreement will be reached on the terms of any of the foregoing transactions or that any of the foregoing transactions will be consummated.

         A copy of the Andrews Group proposal has been forwarded to a special committee of the Company's board of directors comprised of outside directors, who are not affiliated with Andrews Group, for consideration. In addition, in anticipation of receiving a proposal, the board of directors of Toy Biz formed a special committee of outside directors who are not affiliated with Andrews
Group or the Company to consider, on behalf of the minority stockholders of Toy
Biz, any proposal that may be made. (The restructuring of the Credit
Agreements, the proposed purchase of the Company's equity capital by Andrews
Group (or an affiliate) and the proposed Toy Biz acquisition are collectively referred to as the "Transactions".)

         As of November 8, 1996, 79,407,725 shares, or 78.0%, of the Company's
Common Stock were pledged by subsidiaries of Mafco Holdings Inc. ("Mafco"), other than the Company and its subsidiaries, to secure indebtedness or letters of credit of such subsidiaries. In addition, 2,932,167 shares, or 2.9%, of the Company's Common Stock are subject to a negative pledge under the terms of the Marvel Holdings Notes indenture. The indentures governing this indebtedness contain various covenants relating to the Company, including certain limitations on the Company's indebtedness.

         Although there can be no assurance, the Company anticipates that if the Transactions are consummated on satisfactory terms, internally generated funds, borrowings under the various credit facilities of the Company and Toy
Biz, other borrowings and refinancings of existing indebtedness should be sufficient to enable the Company to meet its consolidated cash requirements, including debt service and repayment, for the foreseeable future.

          For the nine months ended September 30, 1996, the Company used $73.0 million of cash as a result of its operating activities. The use of funds was principally due to an increase in accounts receivable, a reduction in accrued expenses, a reduction in accounts payable and increased investments in inventory and prepaid expenses. Cash shown on the Consolidated Balance Sheets at September 30, 1996 of $35.9 million and December 31, 1995 of $53.6 million, includes $7.3 million and $22.5 million, respectively, of Toy Biz cash.

         Cash used for investing activities for the nine months ended September
30, 1996, was $5.3 million. The primary use of these funds was for capital expenditures for Panini's Adespan adhesives facility and tooling and molds and capitalized product development costs primarily related to Toy Biz partially offset by net proceeds from the Company's sale of a portion of its investment in Toy Biz.

         Cash provided by financing activities for the nine months ended
September 30, 1996, was $59.3 million, primarily consisting of increased borrowings under the Company's credit facilities for working capital and investment requirements, including the expansion of Panini's Adespan adhesives facility and the net proceeds from Toy Biz's sale of shares of its class A common stock in an offering.

         In August 1996, Toy Biz sold in an offering 700,000 shares of its Class A common stock at a price to the public of $15 per share. As part of Toy
Biz's offering, the Company sold 2.5 million shares of Toy Biz Class A common stock. The net proceeds to Toy Biz and the Company were approximately $9.1 million and $35.7 million, respectively, after deducting amounts accrued for estimated fees and expenses. As a result of the offering by Toy Biz and the sale of Class A common stock of Toy Biz by the Company, the Company's ownership percentage of Toy Biz decreased to 26.7% and its voting control decreased to 78.4%.

         The Company expects to incur approximately $4 million in net production costs for The Hulk animated series (which costs would be partially offset by any sales of video cassettes and international distribution rights to the series). In addition, with respect to the Company's agreement with FKW, the Company will be required to reimburse FKW a portion of its production costs.
The Hulk animated series, which began broadcasting on United Paramount Network in September 1996 and the Company's projects with FKW, which will involve the development and production of a variety of the Company's characters to be broadcast over the Fox Children's Network over a period of seven years (which could be extended to ten years in certain circumstances), are expected to be projects of Marvel Studios.

          The Company, along with its joint venture partner, is continuing development of Marvel theme restaurants. Five restaurants are currently under development, with the first restaurant expected to open in the first half of 1997. The Company expects to invest approximately $36 million over the next three years to fund the development of such restaurants.


                          FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q for the quarter ended
September 30, 1996 such as "intend", "estimated", "believe", "expect",
"anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to financial performance for the remainder of 1996 and for 1997. In addition to factors that may be described in the Company's Securities and Exchange
Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the
Company: (i) continued weakness in the comic book market which cannot be overcome by the Company's new editorial and production initiatives in comic publishing; (ii) continued general weakness in the trading card market; (iii) the failure of fan interest in baseball to return to traditional levels that existed prior to the 1994 baseball strike and the potential for decreased fan interest due to a possible disruption of play in 1997 as a result of the failure of the owners and players to agree on a collective bargaining agreement, thereby negatively impacting the Company's baseball card business;
(iv) the effectiveness of the Company's changes to its trading card and publishing distribution; (v) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues based on such characters; (vi) the lack of continued commercial success of properties owned by major licensors which have granted the Company licenses for its sports and entertainment trading card and sticker businesses; (vii) unanticipated costs or delays in completing projects associated with the Company's new ventures including media, interactive software and on-line services and theme restaurants; (viii) consumer acceptance of new product introductions, including those for toys; (ix) imposition of tariffs or import quotas on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China; and (x) the outcome of the Company's discussions for the restructuring of the Company's Credit Agreements and related anticipated transactions.

                                   PART II.
                              OTHER INFORMATION.

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is a defendant in a purported class action filed on July
26, 1996 in the United States District Court for the Eastern District of New
York entitled Fishman, et al v. Marvel Entertainment Group, Inc., CV-96-3757
(SJ), by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer and SkyBox. The action is directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleges that these practices constitute illegal gambling activity in violation of state and federal law. Each of Fleer and SkyBox's principal competitors in the trading card industry has been separately sued for employing the same or similar practices. In addition, certain of the various sports organizations and entertainment companies that issue licenses to Fleer and SkyBox (as well as the other major trading card companies) in connection with the manufacture of sports and entertainment trading cards have also been separately sued and are alleged to be engaged in aspects of the purportedly illegal gambling operations. Plaintiffs seek certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, the Company filed a motion to dismiss the complaint. No discovery has commenced. Plaintiffs have not specified the amount of damages sought, but generally allege that members of the purported class have been damaged as a result of their purchases of trading cards during the four years preceding the commencement of the action. It is not possible at this early stage of the case to predict the outcome with certainty.
In the opinion of the Company, the action lacks merit and the Company intends to defend it vigorously.

         In addition, the Company is a party to various legal proceedings described in previous filings. During the quarter ended September 30, 1996 there were no material developments in any of such proceedings. Other than the item described above there were no new reportable legal proceedings. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that all legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial condition or results of operations.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

         The information required by Part II, Item 3, of Form 10-Q is incorporated by reference from Notes 4 and 8 of the Condensed Consolidated
Financial Statements and Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources, set forth herein.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      Exhibits

                   3.2  Amended and Restated By-Laws.

                  10.1  Consent, dated as of September 24, 1996 to the (a)
                        Participation Agreement, dated as of August 30,1994, among Instituto Bancario San Paolo Di Torino, S. p. A.,
                        New York Limited Branch ("San Paolo"), the financial institutions party thereto and The Chase Manhattan Bank
                        (formerly named Chemical Bank), as administrative agent and (b) the Term Loan and Guarantee Agreement among
                        Panini S. p. A. (formerly named Marvel Comics Italia
                        S. r. L.), the Registrant and San Paolo.

                  10.2 Employment Agreement dated as of August 13, 1996, between the Registrant and David J. Schreff.

                  10.3 Amendment dated February 7, 1996, to License Agreement dated December 22, 1994, between Major League Baseball
                        Players Association and Fleer Corp. Confidential treatment has been granted for portions of this document.

                  10.4 Retail Product License Agreement dated July 21, 1995, between NBA Properties, Inc. and the Registrant.
                        Confidential treatment has been granted for portions of this document.

                  10.5  License Agreement dated June 30, 1995, between SkyBox
                        International Inc. and National Football League Players
                        Incorporated, as amended June 30, 1995. Confidential treatment has been granted for portions of this document.

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


                                     MARVEL ENTERTAINMENT GROUP, INC.
                                              (Registrant)





                                             By:  /s/    August J. Liguori
                                                  -----------------------------
Dated:  November 14, 1996                         August J. Liguori
                                                  Vice President, Finance
                                                  Principal Accounting Officer

