Form 10-K
period 1996-12-31
MARVEL ENTERTAINMENT GROUP INC
filed 1997-04-15
CIK 874808

-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1996

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

       Registrant's telephone number, including area code: 212-696-0808

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       Name of each exchange
     Title of each class                               on which registered
     -------------------                               -------------------
Common Stock, $.01 par value                         New York Stock Exchange


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    The aggregate market value of the issued and outstanding shares of Common Stock of the registrant held by non-affiliates was $47,953,163 based on the closing price of the Company's Common Stock on March 27, 1997. As of March 27, 1997, there were 101,809,657 shares of the registrant's Common Stock, par value $.01 per share, outstanding, of which 82,628,392 shares are held by indirect wholly owned subsidiaries of Mafco Holdings Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement for its 1997 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-K.
If such proxy is not so filed, such information will be filed as an amendment to the Form 10-K.
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

BUSINESS

GENERAL

         The Company is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on fictional action adventure characters owned by the Company (the "Marvel Characters"), licenses from professional athletes, sports teams and popular entertainment characters and other properties owned by third parties. The Company also licenses the Marvel Characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions.

         The Company's operations consist of (i) the publication and sale of comic books and other children's publications, (ii) consumer products, media advertising, promotions and licensing of Marvel Characters, (iii) the marketing and distribution of sports and entertainment trading cards and activity sticker collections, (iv) the design, marketing and distribution of toys, and (v) the manufacture and distribution of adhesives and confectionery products.

BACKGROUND

         Marvel Entertainment Group, Inc. ("Marvel" and together with its subsidiaries, the "Company") was incorporated on December 2, 1986, in the State of Delaware. Marvel (Parent) Holdings Inc. ("Parent Holdings"), is an indirect wholly owned subsidiary of Andrews Group Incorporated ("Andrews Group"), a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco" and together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman. Mafco beneficially owned approximately 81.2% of the common stock, par value, $.01 per share ("Common Stock"), of the Company as of December 31, 1996.

REORGANIZATION

         Although the Company's consolidated net revenues have increased through 1995 as a result of diversification into lines of business other than comic book publishing, certain significant and long-term changes in market conditions associated with the Company's publishing and trading cards businesses have significantly and adversely affected the Company's net revenues and operating results in recent periods.

         The Company experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Credit Agreements (as defined below, see Note 5 of "Notes to Consolidated Financial Statements") beginning in the Fall of 1996. The Company commenced discussions in the Fall of 1996 with Andrews Group, its indirect parent, regarding an equity infusion in order to provide for the Company's cash requirements and with The Chase Manhattan Bank, agent bank for the Credit Agreements, regarding a restructuring of the Credit Agreements.

         On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"); SkyBox International, Inc. ("SkyBox"); Marvel Characters, Inc.; Heroes World Distribution, Inc. ("Heroes World"); The Asher Candy Company; Malibu Comics Entertainment, Inc. ("Malibu"); Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (along with Marvel, the "Debtor Companies") filed petitions for relief and a plan of reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. Panini S.p.A. ("Panini"), Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the Joint Venture developing the Marvel Mania restaurants (each as defined below), see "Business -- Strategic Initiatives -- Marvel Mania") and Toy Biz, Inc. ("Toy Biz"), all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code.

         The Plan of Reorganization, filed on December 27, 1996 (as amended, the "Plan"), contemplated that pursuant to the Stock Purchase Agreement dated December 26, 1996, between Andrews Group and Marvel, Andrews Group, or an affiliate thereof, would acquire from Marvel, a number of shares of Common Stock (or its equivalent) that would represent 80.1% of the shares of reorganized Marvel after giving effect to such acquisition, in consideration for $365 million in cash or, at the option of Andrews Group, shares of class A common stock, par value

$.01 per share of Toy Biz (the "Class A Common Stock") or a combination of the foregoing (the "Andrews Investment"). The Plan contemplated that in connection with the Andrews Investment, the Company would acquire the Class A Common Stock not owned by Marvel, Andrews Group or their affiliates pursuant to a Merger Agreement between Andrews Group and Toy Biz and a Stock Purchase Agreement with the two other principal stockholders of Toy Biz. The Plan also contemplated a new $160 million credit facility for Toy Biz to be used for working capital purposes of the Company, including Toy Biz, and to fund the Company's strategic initiatives. See "Business --Strategic Initiatives." As of March 27, 1997, the Company owned 7,394,000 shares of class B common stock of Toy Biz (the "Class B Common Stock"), representing 26.6% of the equity of Toy Biz, and 78.4% of the voting power relating to Toy Biz. This plan has since been withdrawn as described below.

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 million debtor-in-possession financing facility (the "DIP Loan"), which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank, and is available to the Company until June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 5 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

         In 1993, Marvel Holdings Inc. ("Marvel Holdings") issued $517,447,000 principal amount at maturity of Senior Secured Discount Notes due 1998. In 1993, Parent Holdings issued $251,678,000 principal amount at maturity of Senior Secured Discount Notes due 1998 (the "Parent Holdings Notes"). In 1994, Marvel III Holdings Inc. ("Marvel III" and collectively with Marvel Holdings and Parent Holdings, the "Marvel Holding Companies") issued $125 million principal amount of 9-1/8% Senior Secured Notes due 1998 (the "Marvel III Notes"). Marvel Holdings and Parent Holdings have, in the aggregate, pledged 77,302,326 shares of the Company's common stock to secure such notes (the "Pledged Common Stock"), and an additional approximately 2.9 million shares are subject to a negative pledge under the indenture to the notes issued by Marvel Holdings. In addition, Parent Holdings has pledged the common stock of Marvel Holdings to secure the Parent Holding Notes, and Marvel III has pledged the common stock of Parent Holdings to secure the Marvel III Notes (collectively with the Pledged Common Stock, the "Pledged Stock").

         On December 27, 1996, the Marvel Holding Companies filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. The chapter 11 cases commenced by the Marvel Holding Companies have not been procedurally consolidated and are not jointly administered with the Debtor Companies' chapter 11 cases.

         On January 9, 1997, the United States Trustee appointed a committee of creditors holding unsecured claims against the Marvel Holding Companies (the "Creditors Committee") under section 1102(a) of the Bankruptcy Code. The members of the Creditors Committee, as originally appointed, include: The Bank of New York, High River Limited Partnership, Westgate International, L.P., Schultz Investments, WHERCO, Inc., M3, LLC and United Equities Commodities Company.

         On January 13, 1997, the Creditors Committee filed a motion (the "Stay Relief Motion") in the Holdings Companies' chapter 11 cases seeking (i) relief from the automatic stay to permit LaSalle National Bank, as successor indenture trustee (the "Holding Companies' Trustee"), on behalf of the holders of the notes issued by the Marvel Holding Companies, to foreclose upon, and vote, the Pledged Stock and (ii) dismissal of the Marvel Holding Companies' chapter 11 cases. On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay to allow the Holding Companies' Trustee to vote and to foreclose upon the Pledged Stock. On February 27, 1997, the Company and the Marvel Holding Companies filed a notice of appeal with respect to such order.

         On February 12, 1997, the Office of the United States Trustee appointed a committee of equity security holders of the Debtor Companies under section 1102(a)(1) of the Bankruptcy Code (the "Equity Committee"). The Equity Committee presently consists of: Barclay's Global Investors, Marty Solomon, Robert A. Della Camera, Peter E. Kelly, Jr., Gladys V. Veidemanis and Ronald Cantor.

         On March 7, 1997, Andrews Group exercised its right to terminate the Stock Purchase Agreement with the Company. On the same date, Andrews Group informed Toy Biz and the two principal stockholders of Toy Biz that, as a result of the termination of the Andrews Investment, a condition to closing under the Merger Agreement with

Toy Biz and the Stock Purchase Agreement would not be satisfied, that Andrews Group did not intend to waive the satisfaction of such condition and therefore the transaction contemplated by such agreements would not be consummated.

         On March 7, 1997, the Creditors Committee indicated that it would make a proposal whereby the holders of Common Stock (other than Mafco and its affiliates) and holders of the notes of the Marvel Holding Companies would make a $365 million infusion into the Company as part of a new Plan of Reorganization through a rights offering that would be backstopped by certain members of the Creditors Committee, including an entity controlled by Carl Icahn (the "Icahn Group") (as subsequently amended, the "Committee Proposal"). The Committee Proposal did not specify whether all of the $365 million would be added to the equity of the Company or whether a portion of the proceeds would be used to repay borrowings under the Credit Agreements, and does not contemplate Toy Biz becoming a wholly owned subsidiary of Marvel. The Committee Proposal contemplated that prior to confirmation of any plan of reorganization reflecting the Committee Proposal, the current Board of Directors of the Company would be replaced by designees of the Creditors Committee. Such proposal was subject to further negotiations with the Company and the Company's bank lenders, but an agreement with these entities was never reached.

         On March 19, 1997, the Creditors Committee notified the Company that on March 25, 1997 it would cause the Holding Companies' Trustee to vote the Pledged Stock to replace the Board of Directors of the Company and the Holding Companies. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of the Company and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of section 362 of the Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed a motion to lift the automatic stay in the Debtor Companies' cases in order to permit the Creditors Committee and the Holding Companies' Trustee to replace the Board of Directors of Marvel. A hearing date on such motion has been set for May 14, 1997. On the same date, the Creditors Committee filed an emergency appeal of the restraining order of the Bankruptcy Court issued on March 24, 1997 preventing the replacement of the Board of Directors of Marvel. A briefing schedule has been set for the emergency appeal and a hearing date for such appeal has been set for May 1, 1997.

         There can be no assurance that any plan of reorganization under the Bankruptcy Code reflecting the Committee Proposal or a proposal made by any other party will be proposed, or that if a plan is proposed, such plan of reorganization will be confirmed under the Bankruptcy Code.

         If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Liquidity and Capital Resources" and "Legal Proceedings".

PUBLISHING

         COMICS

         The Company is the largest creator and publisher of comic books in North America and, through Panini, the Company publishes comic books in Italy, the United Kingdom and certain other parts of Western Europe. The Company, through Panini, also licenses the publication of comic books based on other Marvel Characters throughout the world.

         The Company has been publishing comic books since 1939 and has developed a roster of more than 3,500 Marvel Characters, including the following popular Marvel Characters: SPIDER-MAN; X-MEN (including WOLVERINE, NIGHTCRAWLER, COLOSSUS, STORM, CYCLOPS, BISHOP and GAMBIT); CAPTAIN AMERICA; FANTASTIC FOUR (including MR. FANTASTIC, HUMAN TORCH, INVISIBLE WOMAN and THING); INCREDIBLE HULK; THOR; SILVER SURFER; DAREDEVIL; IRON MAN; DR. STRANGE and GHOST RIDER. The Company's Marvel SUPER HEROES exist in the "MARVEL UNIVERSE," a fictitious universe which provides a unifying historical and contextual background for the storylines. The Company's titles feature classic Marvel SUPER HEROES and X-MEN, newly developed Marvel Characters and characters created by other entities and licensed to the Company, and, as a result of its 1994 acquisition of Malibu, Malibu's "ULTRAVERSE" characters.

         In developing comic books, the Company targets particular age groups or types of readers. Currently in development are young children's products such as EASY TO READ, MY FIRST MARVEL and Marvel coloring books. Certain of the Marvel Characters such as X-MEN are aimed at readers at the older end of the 4 to 17 year-old age group. Established readership of the Company's comic books also extends to the 18 to 35 year-old age group.

         The Company's approach to super heroes is a contemporary drama based on real people with real problems. This enables the characters to evolve, remain fresh, and, therefore, attract and retain new readers in each succeeding generation. The "Marvel Universe" concept permits the Company to use the popularity of its Marvel Characters to introduce a new character in an existing Marvel SUPER HEROES or X-MEN comic or to develop more fully an existing but lesser known character. In this manner, formerly lesser known Marvel Characters such as PUNISHER and WOLVERINE have been developed and are now popular characters in their own right and are featured in their own monthly comic books. The "Marvel Universe" concept also allows the Company to use its more popular characters to make "guest appearances" in the comic books of lesser-known or newer characters to attempt to increase the circulation of a particular issue or issues.

         MARKET

         The Company's primary target market for its comic books is children and teenagers in the 10 to 17 year old age group, however, the majority of the Company's readers currently are teenagers and young adults. There are two primary types of purchasers of the Company's comic books. One is the traditional purchaser who buys comic books like any other magazine. The other audience is the reader-saver who purchases comic books, typically from a comic book specialty store, and maintains them as part of a collection.

         CREATIVE AND PRODUCTION PROCESS

         The Company's full-time editorial staff consists of an editor-in-chief, two executive editors and approximately eighteen editors, associate editors and assistant editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule of each issue. The production of each issue requires the editors to coordinate over a six month period the activities of a writer, a pencil artist, an inker, a colorist and a printer. The majority of this work is performed by third parties outside of the Company's premises.

         The artists and writers include freelancers who generally are paid on a per-page basis. They are eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the comics books in which their work appears. The Company has entered into agreements with certain artists and writers under which such persons have agreed to provide their services to the Company on an exclusive basis, generally for a period of one to three years, and generally begin to expire in 1997. These contracts were entered into when the comic book market was stronger and in light of the decline in the comic book market, the Company will seek to renew these contracts with more favorable terms.

         The creative process begins with the development of a story line. From the established story line, the writer develops a character's actions and motivations into a plot. After a writer has developed the plot, the pencil artist translates it into an action-filled pictorial sequence of events. The penciled story is returned to the writer who dialogues it, indicating where the balloons and captions should be placed. The completed dialogue and artwork are forwarded to a letterer who letters the dialogue and captions in the balloons. Next, an inker enhances the pencil artist's work in order to give the drawing three-dimensionality.

         The artwork is then sent to a coloring artist. Typically using only four colors in varying shades, the color artist uses overlays to create over 100 different tones. This artwork is subcontracted to a color separator who produces separations and sends the finished material to the printer. Unaffiliated entities produce color separations and print all of the Company's comic books. The Company currently uses several color separators and two printers to produce its comic books.

         DISTRIBUTION

         The Company's publications are distributed through three channels:
(i) to comic book specialty stores on a nonreturnable basis (the "direct market"), (ii) traditional retail outlets on a returnable basis (the "retail returnable market") and (iii) on a subscription sales basis.

         Net publishing revenues were $103.1 million, $147.7 million and $129.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in revenues from 1994 to 1995 primarily relates to revenues from Heroes World, the Company's comic book direct market distribution subsidiary, which was purchased in December 1994 and subsequently closed (as described more fully below). See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Overall industry comic book sales declined primarily as a result of reduced readership, lower speculative purchases and lower selling prices, which in turn caused a contraction in the number of comic book specialty stores. The decrease in the overall comic book business has resulted in a decrease in the number of, and has negatively affected the financial condition of, the comic book specialty stores, which has further negatively impacted the Company's net publishing revenues.

         For the year ended December 31, 1996, approximately 62.6% of net publishing revenues were derived from sales to the direct market. In 1995 and 1996, the Company exclusively distributed its publications through Heroes World. In this time period, however, the comic book direct market and the Company's sales in such market have continued to decline. In light of such declines and related inefficiencies at Heroes World, in late 1996 the Company decided to close Heroes World and in early 1997 the Company entered into an agreement with an unaffiliated entity to service specialty market retailers and direct market comic book shops. The Company believes that in the event of a termination of this agreement the Company will be able to provide service to its customers and that any such termination would not have a long-term material adverse effect on its publishing business.

         For the year ended December 31, 1996, approximately 24.6% of the Company's net publishing revenues were derived from sales to the retail returnable market and 9.5% of net publishing revenues were through a single unaffiliated distributor. The retail returnable market consists of approximately 50,000 traditional periodical retailers such as newsstands, convenience stores, drug stores, supermarkets, mass merchandise and national bookstore chains. The distributors sell the Company's publications to wholesalers, who in turn sell to the retail outlets. The Company issues credit to these distributors for unsold and returned copies. Distribution to national bookstore chains is accomplished through a separate distributor. The Company believes it could obtain comparable services from other distributors in the retail returnable market should such replacement become necessary or desirable.

         For the year ended December 31, 1996, approximately 5.5% of the Company's net publishing revenues were derived from subscription sales. Subscription copies of the Company's publications are mailed for the Company by an unaffiliated subscription fulfillment service.

         For the year ended December 31, 1996, approximately 7.3% of the Company's net publishing revenues were derived from advertising sales. In most of the Company's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The products advertised include sports and entertainment trading cards, video games, role playing games, movies, candy, cereals, toys, models and other consumer packaged goods. The Company permits advertisers to advertise in a broad range of the Company's comic publications which target specific groups of titles that have a younger or older readership.

CONSUMER PRODUCTS, MEDIA AND ADVERTISING-PROMOTION LICENSING

         The Company's consumer products, media and advertising-promotion licensing operations are organized in several areas: the licensing of or joint ventures involving the Marvel Characters for use with (i) merchandise, (ii) promotions, (iii) publishing, (iv) television and film, (v) on-line and interactive software and (vi) restaurants, theme parks and site-based entertainment. The Company's licensees sell the Company's character-based products through their normal distribution channels and occasionally in specialty comic book stores. The Company's characters appear on hundreds of items, including shirts, shoes and a myriad of other types of apparel, gifts, toys and games, software, housewares and domestic items and consumer packaged goods. The Company generally receives a percentage of wholesale sales as a royalty including a guarantee of minimum royalties, and an advance against royalties upon execution of a license agreement. The Company also licenses the Marvel Characters for the production of television programs and feature films and for use in theme parks.

         The Company, through Panini, also enters into publishing license agreements with international publishers for the publication of comic and non-comic books employing the Company's titles and the Marvel Characters and third party titles and characters in approximately 50 countries and 19 languages. The Company receives a percentage of the publishers' revenues as a royalty. The Company also acts as an agent for third party owners of characters seeking to obtain licensing opportunities for their characters.

         For the year ended December 31, 1996, the revenue from consumer products, media and advertising-promotions licensing comprised 2.5% of the Company's consolidated net revenues.

MARVEL STUDIOS

         To enhance further the media exposure of the Marvel Characters, the Company and Toy Biz intend to form Marvel Studios, although documentation relating to such formation has not been finalized (and pending such formation, Marvel Studios is being operated as a division of the Company). The objective of Marvel Studios is to facilitate the release of live action and animated feature films and television programming, and other media based on the Marvel Characters in order to create greater consumer interest in the Marvel Characters and related merchandise. The Company believes that any feature film or television programming, theatrical productions or other media and any advertising and promotion associated with such media will create consumer interest in the Marvel Characters and revenue opportunities for the Company's licensing and toy businesses. For example, the Company believes that the popularity of the X-MEN and SPIDER-MAN animated television shows have resulted in significant increases in net sales by Toy Biz of X-MEN and SPIDER-MAN toys. The Company believes that Marvel Studios will facilitate the release of feature films, television programming and other media by giving the Company greater control over the development of such projects compared to the present practice of only licensing the use of the Marvel Characters in film or television projects to an unrelated third party. See "Strategic Initiatives -- Marvel Studios".

INTERACTIVE MEDIA

         During 1996, the Company formed Marvel Interactive for the development of on-line services and interactive software utilizing or based upon the Marvel Characters. For a further description of these matters, see "Strategic Initiatives -- Marvel Interactive."

RESTAURANTS

         The Company, through Marvel Restaurants, a wholly owned subsidiary of Marvel, has formed a joint venture (the "Joint Venture") with Planet Hollywood, Inc. ("PHI") for the development of Marvel theme restaurants based on the Marvel Characters ("Marvel Mania"). Three restaurants are currently contemplated, with the first restaurant expected to open in the second half of 1997. For a further description of these matters, see "Strategic Initiatives-- Marvel Mania."

SPORTS AND ENTERTAINMENT TRADING CARDS; CHILDREN'S ACTIVITY STICKERS

         In April 1995, the Company acquired SkyBox and merged its operations with the existing trading card operations of Fleer (collectively, "Fleer/SkyBox"). Fleer/SkyBox is a leading marketer of sports and entertainment trading cards. Fleer/SkyBox is best known for its sports trading cards depicting professional athletes and sports teams, including professional baseball, basketball, football and hockey players competing in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League and NASCAR drivers. Sports trading cards feature pictures of professional athletes and generally include statistical and biographical information about the pictured athletes. The Company's ability to produce, market, and sell its sports trading cards is dependent upon the continual renewal of license agreements with the organizations representing the players and owners of the baseball, basketball, football and hockey players, teams and leagues. These licenses are non-exclusive and generally are granted for a two to four year period. In addition, Fleer/SkyBox manufactures and distributes entertainment trading cards using the Company's classic SUPER HEROES characters as well as characters based on other licensed properties, such as The Hunchback of Notre Dame and Hercules of the Walt Disney Company, Time Warner's Batman and Robin and Paramount's Star Trek. The Company's trading card operations have been and continue to be negatively affected by the general contraction in the sports and entertainment trading card markets and the baseball, hockey and basketball labor situations. The Company is required to make minimum royalty and advertising payments under the license agreements related to sports and entertainment trading cards. Generally, these licenses were executed when the trading card market was larger and the Company's trading card net revenues were higher as compared to actual 1996 net revenues. Hence, as a result of the minimum royalty and advertising commitments, declines in the Company's trading card net revenues significantly and adversely affect the profitability of the trading card business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Panini is the largest manufacturer and distributor of sports and entertainment sticker collections in the world, with a substantial portion of its business conducted in Western Europe. Panini produces and distributes stickers, which are pictures on self-adhesive paper designed primarily to be collected and placed in albums. Panini maintains a broad portfolio of licenses for characters or themes on which the stickers are based. Panini's prominent position in the sticker industry has enabled it to secure many desirable licenses, including exclusive and non-exclusive agreements with many sporting federations and with major entertainment licensors such as Disney, Time Warner and Mattel. Collections produced by Panini feature professional athletes and teams in sports such as soccer (primarily athletes and teams competing in the major European and Brazilian soccer leagues, including those competing in the World Cup and European Cup competitions), baseball, basketball and hockey; Disney characters such as 101 Dalmatians; variety characters and themes, such as Mattel's Barbie, D.C. Comic's Batman and the Company's X-MEN; and other characters popular in local European markets. Licenses generally are for a term of one to three years and provide for minimum guaranteed royalty payments. There have been significant improvements to self-adhesive stickers in recent years with innovations such as the use of vinyl and foil paper and textured surfaces.

         Although there can be no assurance that, in the future, new licenses for the Company's sports and entertainment trading card and sticker business will be granted to the Company upon the expiration of the current licenses, the Company anticipates that it will obtain new licenses generally on terms acceptable to it. In the future, the Company intends to seek to negotiate lower royalty guarantees and advertising commitments relating to its existing trading card licenses, although there can be no assurance that any such negotiations will be successful. The Company considers its relationships with its licensors to be good. For additional information relating to these matters, see subsection entitled "License Agreements and Trademarks."

         MARKET

         Although the Company's sports and entertainment trading cards have marketing categories and consumer profiles similar to those in the publishing market, a significant portion of Fleer/SkyBox sales are made to a subset of the market consisting of serious collectors. Panini sells its sticker collections primarily to children between the ages of 4 and 14 in Western European markets. During the year ended December 31, 1996, sales in Italy, France, Germany, Spain and Brazil accounted for a substantial majority of Panini's children activity sticker collection net revenues.

         PRODUCTION PROCESS

         Photographs used for the Company's sports trading cards are usually taken by independent photographers under contract with the Company or by the organizations representing the respective leagues and their member teams. Artwork used for Company's entertainment trading cards is developed from actual medium (i.e movies and comic books) or created by in-house and freelance artists some of whom create artwork for the Company's comic books. Design and coordination of the artwork is handled by the Company's staff of artists. Independent contractors print, cut, collate and wrap the trading cards. Quality enhancements include dual-sided gloss coating and color corrected photography. Additional enhancements of Fleer/SkyBox premium brand cards utilize high-gloss ultraviolet coatings and gold foil stamping and super premium brand cards utilize additional high-gloss clear plastic laminates and gold foil stampings, heavier card stock and improved colorization.

         Most of the manufacturing processes required in the production of Panini's sticker collections, including self-adhesive paper production, film layout, printing and packaging of the finished product are conducted in Panini's own facilities, in Modena, Italy and Sao Paolo, Brazil,. These manufacturing activities are supported by the Company's editorial, art, studio and photo lithography staff. Panini has separate production facilities for stickers and self-adhesive paper in Modena, Italy and Sao Paolo, Brazil.

         DISTRIBUTION

         The Company's sports and entertainment trading cards are distributed through two channels: (i) to trading card specialty stores and (ii) through mass merchandisers, price clubs and newsstand retail outlets (the "mass market"). As a result of market conditions, the Company has revamped its trading card business such that distribution of its trading card products is concentrated in trading card specialty stores and selected mass market accounts. In addition, the Company is testing a merchandising initiative to place fixtures in mass market outlets with high traffic in order to simplify buying and attract purchasers (see "Strategic Initiatives --Trading and Entertainment Cards"). The Company's sports and entertainment trading cards are distributed primarily in the United States and Canada. The Company distributes its trading cards internationally primarily through Panini in most of the world and through third-party distributors in Japan, Australia and New Zealand.

         Since 1994, the Company believes that the overall trading card market has declined by approximately 40%, which has resulted in a substantive decrease in the Company's trading card revenues. The decrease in the overall trading card market has decreased the number of, or has negatively affected the financial condition of, the trading card specialty stores, thereby negatively impacting the Company's trading card revenues.

         Panini sells sticker packs and collection albums through newsstands, confectioners and other retail locations. Panini sells primarily to national and local third-party distributors in other countries where it markets its products.

         For the year ended December 31, 1996, approximately 45% of the Company's net sports and entertainment trading card revenues were derived from sales through numerous unaffiliated distributors to specialty collectible shops. None of the unaffiliated distributors individually represented a significant percentage of the Company's net sports and entertainment trading card revenues for 1996. The Company estimates that there are approximately 3,500 to 4,000 specialty collectible shops which are primarily located in the United States and Canada. The Company believes that one or more of its existing distributors or others could replace any of the Company's other distributors should such replacement become necessary or desirable.

         For the year ended December 31, 1996, approximately 49% of the Company's net sports and entertainment trading card revenues were derived from sales to the mass market.

         For the year ended December 31, 1996, substantially all of the Company's children's activity sticker collection net revenues were derived from sales to the retail returnable market, of which approximately 55.0% were through three unaffiliated distributors.

         Total sports and entertainment trading card and children's activity sticker revenues were $301.1 million, $357.9 million and $282.6 million in 1996, 1995 and 1994, respectively.

TOYS

         The Company presently owns a 26.6% equity interest in Toy Biz representing, through its Class B Common Stock, 78.4% of the voting power. Toy Biz is a toy entertainment company that designs, markets and distributes a diverse product line comprised of boys' and girls', infant/pre-school and activity toys in the United States and internationally, based on popular entertainment properties, consumer brand names and proprietary designs. The Company licenses to Toy Biz more than 3,500 Marvel Characters on an exclusive, perpetual, and royalty-free basis, subject to certain limitations, for use in a broad range of toys. Toy Biz capitalizes on the popularity generated by the media exposure of certain of the Company's characters, such as X-MEN and SPIDER-MAN by emphasizing those characters in its toy lines. Toy Biz also has licenses to manufacture certain toy products based on non-Marvel Characters depicted in television programs such as Hercules: The Legendary JourneysTM,
Xena: Princess WarriorTM and Muppet BabiesTM, all of which are broadcast on network, syndicated or cable television. A number of motion pictures as to which Toy Biz has obtained licenses to manufacture certain products have been completed or are in the planning stages. These include a made-for-television movie entitled Generation XTM, which premiered in prime time on the Fox Network, for which Toy Biz has manufactured and distributed mainly action figures, as well as, a feature film entitled Muppet Treasure IslandTM, a widely distributed first run motion picture, for which Toy Biz has manufactured and distributed certain plush items. Other motion pictures (both related and unrelated to the Marvel Characters) for which Toy Biz has obtained licenses to manufacture certain products, are planned for release by such licensors as The Walt Disney Company and Universal City Studios, Inc.

         The Company believes that media events associated with the characters on which Toy Biz bases certain of its toy products increase overall consumer awareness and popularity of these characters and Toy Biz has in part followed a strategy intended to capitalize on the popularity generated by such media exposure. Toy Biz has used its success in marketing the Marvel line as a means of attracting licenses for use of recognized trademarks and brand names such as Gerber(R), Coleman(R), and NASCAR(R).

         During 1996, Toy Biz also continued its efforts to develop toys under licenses for recognized consumer brands names and other popular characters. Toy Biz continued to build on its line of dolls and infant and toddler learning toys marketed under the Gerber(R) trademark. Toy Biz continued to develop a line of children's toys with a camping and outdoor theme sold under the Coleman(R) trademark. Toy Biz also licensed from NASCAR(R) and several well-known stock car drivers the rights to manufacture various toy products based upon such trademarks and personalities.

         During 1996, Toy Biz also continued to manufacture and distribute additional proprietary products in various categories including: Baby Tumbles Surprise(TM), Baby Headstand Surprise(TM), Baby So Real(TM), Take Care of Me Twins(TM) and the multi-activity game tables.

         Since completing the acquisition of the assets of Spectra Star, Inc. ("Spectra Star(R)") and Quest Aerospace Education, Inc. ("Quest") in 1995, Toy Biz's specialized activity toy business has continued to grow, with Spectra Star(R) brand kites comprising a substantial share of United States domestic kite business, and Quest(TM) brand rockets entering the growing mass merchandise market and specialty store distribution channels.

         Toy Biz's net revenues for 1996, 1995 and 1994 were $221.6 million, $196.4 million and $156.5 million, respectively. Prior to March of 1995, the Company reported Toy Biz operations under the equity basis and did not record Toy Biz net revenues in its consolidated net revenues. In March of 1995, the Company began to consolidate Toy Biz operations and consolidated $180.2 million of net revenues for 1995.

         CUSTOMERS, MARKETING AND DISTRIBUTION

         Toy Biz markets and distributes its products throughout the world with sales to customers in the United States accounting for approximately 80% of Toy Biz's net sales in 1996. Outlets for Toy Biz's products in the United States include specialty toy retailers, mass merchandisers, mail order companies and variety stores, as well as independent distributors who purchase products directly from Toy Biz and ship them to retail outlets. Toy Biz's five largest customers include Toys `R' US, Inc., Wal-Mart Stores, Inc., Kmart Corporation, Target Stores, Inc., a division of Dayton-Hudson Corp. and Kay-Bee Toys, a division of Consolidated Stores, Inc. which customers accounted in the aggregate for approximately 74.8% of Toy Biz's domestic gross sales and 59.6% of Toy Biz's total sales in 1996. Toy Biz's products currently are sold outside the United States through independent distributors by its Hong Kong subsidiary, under supervision of Toy Biz's management. Toy Biz's international product line generally includes products currently or previously offered in the United States, packaged to meet local regulatory and marketing requirements.

         MANUFACTURING

         Toy Biz maintains a product development staff and also obtains new product ideas from third-party inventors. The time from concept to production of a new toy can range from six to twenty four months, depending on product complexity.

         Toy Biz relies on independent parties in the People's Republic of China ("China") to manufacture a substantial portion of its products. The remainder of its products are manufactured in Mexico or the United States. As a matter of policy, Toy Biz uses several different manufacturers. By concentrating its manufacturing among certain manufacturers, Toy Biz thereby pursues a strategy of selecting manufacturers at which Toy Biz's product volume qualifies Toy Biz as a significant customer. Toy Biz is not a party to any long-term agreement with any manufacturer.

         While Toy Biz is not dependent on any single manufacturer in China to supply it with products, Toy Biz is subject to the risks of foreign manufacturing, including currency exchange fluctuations, transportation delays and interruptions, and political or economic disruptions affecting international businesses generally. Toy Biz's ability to obtain products from its Chinese manufactures is dependent upon the United States' trade relationship with China. The "Most Favored Nation" status of China, which is reviewed annually by the United States government is a regular topic of political controversy. The loss of China's "Most Favored Nation Status" would increase the cost of importing products from China significantly, which could have a material adverse effect on Toy Biz. The imposition of further trade sanctions on China could result in significant supply disruptions or higher merchandise costs to Toy Biz. Toy Biz believes that alternate sources of manufacturing are available outside China, although there can be no assurance that these alternate sources will be available on acceptable terms.

OTHER PRODUCTS

         CONFECTIONERY

         Fleer manufactures and markets an array of confectionery products. Fleer's confectionery operation is best known for its DUBBLE BUBBLE and RAZZLES gum products. The Company believes that DUBBLE BUBBLE, with origins dating back to 1928, was the first branded bubble gum sold in the United States. The Company distributes its confectionery products utilizing substantially the same distribution channels as those used for sports and entertainment trading cards.

         ADHESIVES

         Panini distributes self-adhesive paper throughout the world. Through its Adespan Paper Division, Panini manufactures sheet and reel self-adhesive paper which is sold to third parties primarily for production of stickers used in labeling and packaging.

         Net revenues from other products were $101.7 million, $90.0 million and $52.3 million in 1996, 1995 and 1994, respectively.

LICENSES AND TRADEMARKS

         The Company believes that its roster of Marvel Characters as well as its MARVEL trade name represent its most valuable assets and that such roster could not be easily reproduced. In addition, the Company considers its FLEER, FLEER ULTRA, FLAIR, NBA HOOPS and SKYBOX trademarks to be of material importance to its sports picture card business, its PANINI trademark to be of material importance to its children's activity sticker business and DUBBLE BUBBLE and RAZZLES trademarks to be of material importance to its confectionery business. The Company currently conducts an active program of maintaining and protecting (i) its principal trademarks, including the MARVEL trade name, and
(ii) copyrights on the Marvel characters and publications in the United States and in approximately 55 foreign countries where such protection is available. The Company's principal trademarks have been registered in the United States, certain of the countries in Western Europe and South America, Japan, Israel and South Africa and, in the case of Panini, in Western Europe and Brazil.

         The Company's ability to market its sports trading cards is based on rights under primarily non-exclusive license agreements with the baseball, basketball, football and hockey players' associations, and with the organizations which represent the respective leagues and their member teams. Generally, the Company's sports picture card licenses provide for two-to-four-year terms and minimum guaranteed royalty and advertising payments. The Company's agreements with the various players' associations enable the Company to use a player's name, picture, facsimile signature and biographical description. The Company's agreements with the organizations representing the various leagues and their member teams enable the Company to use the logos and trademarks of the various sports, the leagues and logos, names and uniforms of the member teams. As a result of these licenses, the Company is permitted to produce and sell in the United States and Canada, and most of the rest of the world, sports picture cards and stickers. All of these licenses are primarily non-exclusive and, accordingly, the various players' associations, leagues and team representatives are free to grant similar licenses to other companies. For additional information relating to this matter, see "Competition."

         The Company's sports picture card license agreements generally provide the licensor with the right to assure the quality of the manufactured products and the suitability of the manufacturers used by the Company, allow the licensor to inspect the records relating to licensed products, and set forth labeling requirements for the licensed merchandise. Such license agreements generally require annual guaranteed minimum royalty payments and monthly or other periodic payments of royalty guarantees for royalties in excess of the guaranteed minimum amounts. The Company also has required minimum advertising expenditures under its various sports licenses. The sports and entertainment trading card licenses of Fleer/SkyBox generally provide that it is an event of default if there is a change of control of Fleer/SkyBox or of Marvel. On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay to allow the Holding Companies' Trustee to vote and to foreclose upon the Pledged Stock. On February 27, 1997, the Company and the Marvel Holding Companies filed a notice of appeal with respect to such order. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of the Company and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of section 362 of the

Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. If the Holding Companies' Trustee were to foreclose on the Pledged Stock or exercise voting control over such stock, such action could cause a change of control of the Company and may cause a default under one or more of the Fleer/SkyBox's sports and entertainment trading card licenses.

         Panini's ability to market its sports sticker products is based on rights, some of which are exclusive, and some of which are non-exclusive, with the sports federations and, depending upon the country, the players. Panini's sticker licenses have various terms and require minimum guaranteed royalties. Panini's agreements with the various federations and, where applicable, the players, allow Panini to use the logos and trademarks of the various leagues, member teams and the player's name, picture, biographical and other information.

         The Company also has various entertainment licenses related to the trading cards and sticker businesses that require minimum guaranteed royalties and are otherwise similar to the Company's sports trading card licenses.

         Although the Company considers its relationships with its trading card and sticker licensors to be good, there can be no assurance that such licensors will grant new licenses to the Company upon expiration of the current licenses. In the past, renewals of the Company's sports card licenses have required, among other things, increases in royalty rates and minimum guaranteed royalty amounts and advertising commitments.

         In 1996, Toy Biz produced a majority of its products under licenses which it has obtained from third parties. Some of these licenses confer rights to exploit original concepts developed by toy inventors and designers. Character licenses, such as the exclusive, perpetual and royalty-free license, subject to certain limitations from Marvel (the "Marvel License"), permit Toy Biz to manufacture and market toys based on characters owned by others which have or develop their own popular identity, often through exposure in various media such as television programs, movies, cartoons and books. Other licenses, referred to as trademark or brand name licenses, permit the Company to produce toys bearing the recognized consumer trademark or brand name owned by the licensor. In return for these rights (other than those under the Marvel License), Toy Biz pays royalties to its licensors.

         Royalties paid by Toy Biz to licensors and investors are typically based on a percentage of net sales. Most licenses extend for one to three years and are renewable at the option of Toy Biz upon payment of minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. In the future, royalty rates and minimum guaranteed payments may increase or decrease depending upon various competitive forces in the toy industry.

EMPLOYEES

         As of March 15, 1997, the Company employed approximately 1,400 persons. The Company also contracts for creative work on an as-needed basis with approximately 550 freelance writers and artists.

         Certain of the Company's manufacturing employees are represented by a union pursuant to a collective bargaining agreement which expires in June 1999.

         The Company believes that its relations with its employees are satisfactory.

COMPETITION

         The comic book and sports and entertainment trading card industries are highly competitive. The Company competes with over one hundred publishers in the United States. There are numerous companies licensed to produce sports and entertainment trading cards, other than entertainment trading cards based on the Marvel's Characters, some of which sell their products only in regional or niche markets. In addition, licenses may be granted to other companies to produce sports and entertainment trading cards in the future, thus generating greater competition.

         Panini, as a leader in the development of the sticker industry, generally enjoys a pre-eminent position in each of the countries in which it operates. The major competitors of Panini are generally regional companies. The Company believes that Panini's competitive advantages are its reputation for quality stickers, its long standing relationship with licensors and its strong distribution capabilities. Panini does, however, compete for the discretionary spending of children with other forms of youth entertainment.

         The toy industry is highly competitive, and Toy Biz competes with many larger toy companies in the design and development of new toys, the procurement of licenses and for adequate retail shelf space of its products. Such competitors include Hasbro, Inc., Mattel Inc., Tyco Toys, Inc, Playmates, Inc. and Bandai Co., Ltd. Toy Biz considers Just Toys, Inc., Lewis Galoob Toys, Inc., Empire of Carolina, Inc. and Ohio Art Co. to be among its competitors as well.

         Some of the Company's competitors such as D.C. Comics are part of integrated entertainment companies and may have greater resources than the Company. The Company also faces competition from other entertainment media, such as movies and video games, but believes that it benefits from the low price of comic books, sports and entertainment trading cards and children's activity sticker collections in relation to such other products.

SEASONALITY

         The Company sells sports trading cards throughout the year in all major sports. Sales of the Company's sports trading cards peak at or near the beginning and mid-point of the sports season to which a specific product relates. Sales of entertainment related products tend to be less seasonal, although sales of products related to a motion picture or animated series are generally planned to begin at the time of first release or subsequent video release in the case of a major motion picture. Sales of entertainment related products are planned, where possible, to counterbalance the seasonality of sports related product sales or event-driven entertainment product sales (e.g., a motion picture or animated series release).

         Sales of the Company's sports and entertainment stickers in Europe are generally concentrated in the first and fourth quarters, coinciding with the related buying habits of children during the school year.

         Toy Biz, like the toy industry in general, experiences a significant seasonal pattern in sales and net income due to the heavy demand for toys during the Christmas season. During 1994, 1995 and 1996, 70%, 69% and 64%, respectively, of Toy Biz's domestic net sales were realized during the months of July through December. The seasonal pattern requires significant use of working capital, mainly to build inventory during the year, prior to the Christmas selling season. Toy Biz expects that its business will continue to experience a significant seasonal pattern for the foreseeable future.

         The timing of events as discussed above as well as the continued introduction of new events and related products can and will cause fluctuations in quarterly revenues and earnings.

STRATEGIC INITIATIVES

         The Company has begun several strategic initiatives intended to create organizational synergies, coordinate creative character development and increase mass retail penetration. The objective eventually is to integrate all applicable products of the Company in a coordinated marketing effort. The vision is to transform the Company into an integrated entertainment and sports content company prominent in all forms of media, print, electronic publishing, toys and games. The Company will concentrate on old and new character development while targeting growth niches within each market. There can be no assurance that the Company will have sufficient capital to fund these initiatives (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), or that the Company will be successful in implementing such initiatives.

         The strategic initiatives are focused in four main areas: (i) the development of Marvel Studios, (ii) the development of Marvel Interactive,
(iii) the development of Marvel Mania Restaurants and (iv) certain in-store merchandising investments for the purpose of increasing revenues in the sports and entertainment trading card business.

         MARVEL STUDIOS

         To enhance further the media exposure of the Marvel Characters, the Company and Toy Biz intend to form Marvel Studios, although documentation relating to such formation has not been finalized (and pending such formation, Marvel Studios is being operated as a division of the Company). The objective of Marvel Studios is to facilitate the release of live action and animated feature films and television programming, and other media based on the Marvel Characters in order to create greater consumer interest in the Marvel Characters and related merchandise. The Company believes that any feature film or television programming, theatrical productions or other media and any advertising and promotion associated with such media will create consumer interest in the Marvel Characters and revenue opportunities for the Company's businesses, including the licensing and toy businesses. For example, the

Company believes that the popularity of the X-MEN and SPIDER-MAN animated television shows resulted in significant increases in net sales by Toy Biz of X-MEN and SPIDER-MAN toys. The Company believes that Marvel Studios will facilitate the release of feature films, television programming and other media by giving the Company greater control over the development of such projects compared to the present practice of only licensing the use of the Marvel Characters in film or television projects to an unrelated third party.

         The rights to produce feature films based on certain of the Marvel Characters are currently licensed to third parties and some of those rights are currently in dispute. There can be no assurance that the Company will be able to reacquire or restructure these rights for development or that Marvel Studios will enhance the likelihood that any such films or television programming will be produced.

         Currently there are three television series based on the Marvel Characters being aired on free domestic television. Series based on the X-MEN and SPIDER-MAN characters appear on Fox Children's Network ("FCN") and consistently are rated among the most highly watched shows during children's television time periods. In the Fall of 1996, The INCREDIBLE HULK began airing on the United Paramount Network ("UPN"). In addition, from 1994 to 1996, the Marvel Action Hour aired in syndication, which featured two half-hour segments of THE FANTASTIC FOUR and IRON MAN. In February, 1996 a made for television movie GENERATION X aired. The Company has also entered into an agreement with Fox Kid's Worldwide ("FKW") for the development and broadcast of four new animation series on FCN over a seven-year period, anticipated to begin with the SILVER SURFER in the 1997-1998 broadcast season. The agreement with FKW provides for the development and broadcast of at least fifty-two (52) episodes of new series, and has a term of seven (7) years, which may be extended to ten
(10) years at the option of FKW if at least 104 episodes of eight (8) different series are broadcast. As part of its agreement with FKW, the Company will generally reimburse FKW for 25% of production costs, and will grant FKW a participation in merchandise revenues derived from the Marvel Characters featured in the television series aired by FKW. In addition commencing in the Fall of 1997, the Company expects that its X-MEN, IRON MAN, and FANTASTIC FOUR series will be rerun in syndication in an hour long broadcast with one half of the hour airing an X-MEN episode and the other half of the hour airing either an IRON MAN or FANTASTIC FOUR episode. The Company anticipates that this media exposure will increase the popularity of the Marvel Characters on which the series are based and thereby benefit the Company's various businesses.

         MARVEL INTERACTIVE

         The Company intends to further develop entertainment software and on-line applications which leverage the popularity of Marvel Characters. America On line ("AOL"), one of the world's largest commercial on-line services, has entered into a joint venture with the Company to create, among other offerings, original, exclusive on-line interactive comics or "Cybercomics". These comics change weekly, versus the standard monthly, and allow fans to participate in the comic by driving the story line. The Company believes that its on-line offerings, including comics, will reach a new group of readers beyond that of its traditional distribution. The Company's site on AOL was launched on July 8, 1996 and recently was awarded AOL's Member's Choice Award. Marvel Interactive has also initiated the online launch of all the Company's brands (including Marvel Comics, Fleer/Skybox and Toy Biz) on the internet through a series of linked websites. The internet addresses provided by the Company are www.marvel.com and www.fleerskybox.com.

         All initial software titles will be based on the Marvel Characters and are expected to be multi-platform. Given the lead times for software development, most of the benefits from development efforts in 1997 will not begin to be realized until 1998. At this point, Marvel Interactive is in a start-up mode and certain of the markets, principally on-line, are in a developmental stage and there can be no assurance that the on-line market will prove to be a commercial success for Marvel or that Marvel Interactive will develop any software and, if developed, that such software will be successful.

         MARVEL MANIA

         Marvel Mania is projected to be a group of theme restaurants offering an array of merchandise, in the genre of Planet Hollywood and Hard Rock Cafe, although the theming will be based on the Marvel Characters. The Marvel Mania units are envisioned as multimedia, interactive experiences which will give life to the fictitious Marvel Universe of characters. Marvel Mania represents a further strategic investment in the development of the Company's intellectual properties. In addition to the general branding benefits Marvel desires to obtain from Marvel Mania, the Company expects that each restaurant with its retail merchandise area, once fully operational, will be profitable.

         The restaurants are intended to be an interactive, multimedia environment designed to entertain the customer with videos, soundtracks and electronics. Each operation is intended to offer premium quality fashion merchandise such as jackets, T-shirts, sweatshirts and hats. Other items intended for sale will include video games, comic books, action-figure toys, collectible figurines and animation cels.

         The Marvel Mania restaurants are a joint venture between Marvel Restaurants and PHI. Three restaurants are contemplated, with the first restaurant expected to open in Los Angeles as a joint venture between the Joint Venture and MCA/Universal, in which MCA/Universal has a 70% interest and the Joint Venture has a 30% interest. The Los Angeles restaurant is under construction and is projected to open in the second half of 1997. The Joint Venture agreement between Marvel Restaurants and PHI provides that the Company will lend $35 million on an interest bearing basis and make a $1 million equity contribution to the Joint Venture for the development and construction of the first units. If only three restaurants are developed, the Company does not anticipate that it will be required to loan the Joint Venture the entire $35 million. After reimbursement to the Company of the loan, the Joint Venture will pay the Company an annual license fee equal to 10% of all gross sales at Marvel Mania units and will pay PHI, which is responsible for the daily operation of the business, a management fee equal to 10% of gross sales. Any remaining income will then be divided equally between the Company and PHI. As a result of the decline in the Company's financial condition, the Company and PHI entered into a modification of the agreement providing, among other things, that (i) if the Company did not agree to open a third restaurant by the earlier of one year after the opening of its Orlando restaurant or December 31, 2001, 50% of the Joint Venture profits each year would be distributed to the Joint Venture parties prior to full repayment of the Company's loan and (ii) Planet Hollywood's agreement not to compete with the Joint Venture would be modified. Through March 21, 1997, the Company has invested approximately $3.8 million and has posted a standby letter of credit for approximately $6.1 million to fund development costs associated with the restaurant being constructed in Los Angeles.

         TRADING AND ENTERTAINMENT CARDS

         In an effort to increase revenues, Fleer/SkyBox has begun to implement an in-store merchandising program involving the placement of fixtures which, in an attractive and efficient manner, hold and dispense packs of trading cards. These fixtures are being placed in retail stores with high traffic of trading card collectors and are expected to simplify buying and make purchases more attractive to customers by making selections easier. Fleer/SkyBox plans to provide the fixture program to retailers who will support the category through a dedicated in-store section. If the program is successful, Fleer/SkyBox intends to roll out the program nationally.

INFLATION

         In general, the Company's business is affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been significant to the Company during the past three years.

ITEM 2.  PROPERTIES

The Company has the following principal properties:

            Facility                           Location                         Square Feet     Owned/Leased
            --------                           --------                         -----------      -----------
    Manufacturing/Warehouse/Office         Waldorf, Germany                         22,825         Owned
    Warehouse/Office                       Terrsella, Spain                         20,450         Owned
    Warehouse/Office                       SaintLaurent Du Var, France              35,327         Owned
    Manufacturing/Warehouse/Office         Bomporto, Italy                         217,345         Owned
    Office                                 Modena, Italy                           131,132         Owned
    Office                                 Modena, Italy                            11,388         Owned
    Manufacturing                          Modena, Italy                            45,144         Owned
    Warehouse                              Modena, Italy                            21,953         Owned
    Manufacturing/Office                   Modena, Italy                            48,086         Owned
    Warehouse                              Modena, Italy                            14,817         Owned
    Warehouse                              Modena, Italy                            23,605         Owned
    Warehouse                              Modena, Italy                            12,411        Leased
    Manufacturing/Warehouse/Office         Sao Paolo, Brazil                        35,801        Leased
    Office                                 New York, NY                             69,000        Leased
    Office*                                New York, NY                             17,000        Leased
    Office                                 New York, NY                             15,000        Leased
    Office                                 Mt. Laurel, NJ                           30,836        Leased
    Office                                 London, England                           8,978        Leased
    Warehouse/Office                       Leeds, England                           13,390        Leased
    Warehouse/Office                       Wakefield, England                       18,385        Leased
    Warehouse/Office*                      Yuma, Arizona                            80,000        Leased
    Manufacturing/Warehouse/Office         Byhalia, MS                              72,300        Leased
    Warehouse*                             Puyallup, WA                            216,500        Leased

         In addition, the Company leases or subleases other office and warehouse space located in several locations in the United States and in Europe. The Company's leases expire through 2005 and provide for aggregate monthly rentals of approximately $0.4 million, subject to escalation clauses.

         *Represents facilities leased by Toy Biz. Toy Biz's New York lease expires in April 1997. Toy Biz has entered into a sublease pursuant to which it will occupy approximately 30,000 square feet of new office space and expects to relocate its executive and principal offices to such premises in 1997.

ITEM 3.  LEGAL PROCEEDINGS

REORGANIZATION LEGAL PROCEEDINGS

         On December 27, 1996, the Debtor Companies filed petitions under Chapter 11 of the Bankruptcy Code and in connection with such filing have been parties to various legal proceedings. See "Business -- Reorganization."

         The Holding Companies' Trustee has alleged that events of defaults under each of the Marvel Holding Companies indentures have occurred by reason of the commencement of the Debtor Companies' cases under the Bankruptcy Code. The Holding Companies' Trustee has also alleged that the majority ownership and the anti-injunction provisions of each of the indentures have been violated. The Company is not a party to any of the indentures governing the notes issued by the Marvel Holding Companies. In addition, the Company believes the allegations of the Holding Companies' Trustee are either without merit or will be resolved in connection with the prosecution of the reorganization cases of the Marvel Holding Companies. The Holding Companies' Trustee has also alleged that it may assert a claim based on alleged "tortious interference" occasioned by the Company's filing of the Plan. The Company believes that any such allegations are completely without merit.

         There are twenty-seven purported class and derivative actions brought by stockholders of the Company and holders of bonds issued by the Marvel Holding Companies and one action brought by a purported class of Toy Biz shareholders presently pending in the Delaware Court of Chancery (collectively, the "Delaware Actions") that challenge, among other things, the Andrews Investment.

         Twenty-one of the twenty-seven Delaware Actions assert either claims on behalf of a purported class of all Marvel shareholders or shareholder derivative claims on behalf of Marvel, or both. The complaints allege, among other things, that the Andrews Investment represents a breach of defendants' fiduciary duties because the proposed purchase price per share is unfair and such purchase would dilute the minority shareholders' interest in Marvel. Plaintiffs in these actions seek to enjoin the Andrews Investment, to rescind the Andrews Investment if it is in fact consummated prior to the entry of the Court's judgment, to recover damages for defendants' alleged conduct and to recover costs and disbursements in pursuing these actions, including reasonable attorneys' fees. These actions have been consolidated for all purposes by order of the Delaware Court of Chancery. A consolidated complaint has not yet been filed.

         Six of the Delaware Actions assert claims on behalf of a purported class consisting of the holders of bonds issued by the Marvel Holding Companies. These complaints allege, among other things, that the Andrews Investment, if consummated, would be a breach of defendants' duty of fair dealing and good faith owed to the holders of the bonds because the Andrews Investment would result in the substantial dilution of Marvel's outstanding stock, which is security for the bonds, and will thus diminish the value of the bonds. These actions have been separately consolidated by order of the Delaware Court of Chancery. The consolidated complaint in these six actions do not name any of the chapter 11 Debtor Companies as defendant. The parties to the consolidated complaint have agreed to defer the filing of an answer.

         All of the foregoing Delaware Actions name varying defendants consisting in the aggregate of Marvel, Andrews Group, MacAndrews Holdings, Parent Holdings, Marvel III, Marvel Holdings, Ronald O. Perelman, William C. Bevins, Donald G. Drapkin, Michael Fuchs, Frank Gifford, E. Gregory Hookstratten, Morton L. Janklow, Quincy Jones, Stan Lee, Scott C. Marden, Terry
C. Stewart and Kenneth Ziffren.

         One of the pending Delaware Actions asserts claims on behalf of a purported class of all Toy Biz shareholders. Holl v. Toy Biz, Inc., Marvel Entertainment Group, Inc., Andrews Group, Inc., Ronald O. Perelman, Joseph M. Ahearn, Avi Arad and Issac Perlmutter, C.A. No. 15359, was filed on November 15, 1996. The complaint alleges, among other things, that defendants Perelman, Ahearn, Arad and Perlmutter are breaching their fiduciary duties in pursuing the proposed offers of Marvel and Andrews Group to purchase Toy Biz stock. In addition, the complaint alleges that defendant Marvel is aiding and abetting the individual defendants in their unlawful conduct. Damages in an unspecified amount are sought for the alleged breach of fiduciary duties by defendants. Plaintiffs also seek to enjoin the consummation of the transaction, to rescind the transaction in the event it is consummated and to recover costs and disbursements and reasonable allowances for plaintiff's counsel. This case has been stayed by stipulation of the parties.

         No classes have been certified in any of the Delaware Actions. On December 27, 1996, Marvel filed a petition for protection under chapter 11 of the United States Bankruptcy Code. As a result of Marvel's filing, all of the Delaware Actions with respect to Marvel are automatically stayed pursuant to 11 U.S.C. Section 362. On March 7, 1997, Andrews Group terminated the Stock Purchase Agreement with Marvel and withdrew the proposal for the Andrews Investment. On the same date, Andrews Group informed Toy Biz and the two other principal stockholders of Toy Biz that the transactions contemplated by the Merger Agreement and the Stock Purchase Agreements with Toy Biz and each of such principal stockholders, respectively, would not be consummated.

         Piels v. Marvel Entertainment Group, Inc., Ronald O. Perelman, Andrews Group, Inc. and MacAndrews & Forbes Holdings Inc., Index No. 96-605702, was commenced on November 14, 1996. This action, filed in New York Supreme Court, County of New York, asserts claims on behalf of a purported class of all Marvel shareholders. Named as defendants are Marvel, Ronald O. Perelman, Andrews Group and MacAndrews Holdings. The complaint alleges, among other things, that the defendants have breached their fiduciary duties in connection with the Andrews Investment. Specifically, plaintiff alleges that Marvel's minority shareholders are being directly damaged by defendants' actions with respect to the Andrews Investment. Plaintiff seeks injunctive relief, damages in an unspecified amount and costs and disbursements, including reasonable attorneys' fees. By orders dated February 25, 1997, the New York Supreme Court denied plaintiff's motion for a preliminary injunction and granted defendants' motion to dismiss the action based on forum non conveniens.

OTHER LEGAL PROCEEDINGS

         On March 9, 1995, a complaint purporting to be a class action was filed against SkyBox, certain of SkyBox's officers and directors and the Company in the Delaware Court of Chancery, New Castle County, entitled Strougo
v. Lorber, et al., C.A. No. 14107 ("Strougo"). The complaint generally alleged that SkyBox and certain of its officers and directors breached their fiduciary duties by agreeing to be acquired by the Company at an allegedly unfair and inadequate price, failing to consider other potential purchasers in a manner designed to obtain the highest possible price for SkyBox's stockholders and not acting in the best interest of stockholders. The complaint also alleged that the Company aided and abetted the breaches of fiduciary duty committed by the other defendants named in the complaint. The complaint sought preliminary and permanent injunctions against consummation of the merger, damages, costs and experts' fees and expenses. This case was dismissed without prejudice.

         On March 16, 1995, a complaint purporting to be a class action was filed against SkyBox and certain of SkyBox's officers and directors in the Delaware Court of Chancery, New Castle County, entitled Krim and Gerber v. SkyBox International Inc., et al., C.A. No. 14127. The complaint generally made allegations similar to those contained in the Strougo complaint and sought similar injunctive and other relief. This case was dismissed without prejudice.

         The Company is a defendant in a purported class action filed on July 26, 1996 in the United States District Court for the Eastern District of New York entitled Fishman, et al v. Marvel Entertainment Group, Inc., CV-96-3757
(SJ), by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer/SkyBox. The action is directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleges that these practices constitute illegal gambling activity in violation of state and federal law. Fleer/SkyBox's principal competitors in the trading card industry have been separately sued for employing the same or similar practices. On March 11, 1997, a similar action as Fishman against a competitor of Fleer/SkyBox entitled Schwartz, et. al. v. Upper Deck, No. 96CV3408 - B
(AJB) (S.D. Cal.), was dismissed with leave to replead. The plaintiffs in that action filed an amended complaint on March 24, 1997. On April 2, 1997, a similar action as Fishman against another competitor of Fleer/SkyBox entitled Price, et. al. v. Pinnacle Brands, No. 3:96-CV-2150-T (N.D. Tex.), was dismissed with prejudice. In addition, certain of the various sports organizations and entertainment companies that issue licenses to Fleer/SkyBox (as well as the other major trading card companies) in connection with the manufacture of sports and entertainment trading cards have also been separately sued and are alleged to be engaged in aspects of the purportedly illegal gambling operations. Plaintiffs seek certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, the Company filed a motion to dismiss the complaint. Plaintiffs filed their opposition to the motion on or about December 2, 1996. No discovery has commenced. Plaintiffs have not specified the amount of damages sought, but generally allege that members of the purported class have been damaged as a result of their purchases of trading cards during the four years preceding the commencement of the action. As set forth above, on or about December 27, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware. As a result, the action was automatically stayed pending the outcome of the bankruptcy proceeding. It is not possible at this early stage of the case to predict the outcome with certainty. In the opinion of the Company, the action lacks merit and the Company intends to defend it vigorously.

         The Company and two of its officers, William C. Bevins and Terry C. Stewart, are named as defendants in a purported class action entitled Brian Barry SEP IRA v. Marvel Entertainment Group, Inc., pending in the United States District Court for the Southern District of New York. The complaint seeks unspecified damages on behalf of a proposed class of purchasers of the Company's Common Stock from April 11, 1994 to December 31, 1994 for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, as well as Rule 10b-5 promulgated thereunder. Plaintiff alleges that the defendants, through their own statements and those of analysts, artificially inflated the price of Common Stock by creating earnings expectations which the Company did not meet. Plaintiff also contends that the defendants failed to timely disclose softness in the publishing and sports trading card markets which led to the Company's not attaining its purported earnings target. Plaintiff claims that the individual defendants, because of their corporate positions, are liable under the securities laws as control persons of the Company. The defendants moved to dismiss the complaint in its entirety on February 23, 1996. On April 8, 1997, the District Court granted the defendant's motion to dismiss without prejudice. As set forth above, on or about December 27, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware. As a result, any further action against the Company is automatically stayed pending the outcome of the bankruptcy proceeding.

         Marvel is named as a defendant in two actions which have been consolidated for all purposes with certain related actions in proceedings now pending in the Los Angeles County Superior Court. The consolidated cases center around the ownership of certain rights in the production and distribution of a live action motion picture based on the "SPIDER-MAN" character owned by Marvel. Once the automatic stay governing all litigation involving Marvel is lifted by the Delaware Bankruptcy Court, Marvel intends to assert its own claims to those rights.

         In the lead case, a dispute between 21st Century Film Corporation ("21st Film"), Carolco Pictures, Inc. ("Carolco") and related entities, 21st Film claims that it still possesses rights under an Agreement with Marvel to produce and distribute a live action film based on the "SPIDER-MAN" character, although it had assigned all of its rights to Carolco. Metro Goldwyn Mayer, Inc. ("MGM") has succeeded to the litigation position of both 21st Film and Carolco in the respective bankruptcy proceeding of those two companies. In addition to its purchase of 21st Film and Carolco litigation positions, MGM is a plaintiff in a separate case that has been deemed related to the lead and consolidated cases. Marvel has answered the complaint denying MGM's allegations.

         An additional lawsuit, between Carolco and Columbia Tristar Home Video ("Columbia"), concerns the videocassettes rights to any such film, and a third lawsuit, between Carolco and Viacom International, Inc. ("Viacom"), involves television rights. Both Columbia and Viacom claim that, before 21st Film assigned its rights under its agreement with Marvel to Carolco, 21st Film had licensed ancillary rights to each company. Each seeks to enforce its respective rights. Viacom, however, brought a separate suit naming Marvel, and Marvel has answered that complaint, denying Viacom's allegations.

         In its answer and other pleadings, Marvel contends that it is the sole and exclusive holder of the unencumbered right to produce and distribute a live action based on the "SPIDER-MAN" character. Marvel contends that all rights to produce or distribute a "SPIDER-MAN" film under its agreement with Carolco and 21st Film have reverted to Marvel.

         Marvel has notified the Court in the consolidated action that Marvel has filed for bankruptcy protection, and that the bankruptcy court filing stays all further proceedings in the consolidated lawsuit as to Marvel. Subject to further proceedings in the bankruptcy court, Marvel has stated that it intends to defend vigorously the Viacom Lawsuit and the MGM Lawsuit, and to defend vigorously and assert its exclusive rights to produce and distribute a live action film based on the "SPIDER-MAN" character.

         The Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that all of its legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations. As a result of the Debtors Companies filing of petitions pursuant to the Bankruptcy Code, the Company's legal proceedings, other than the Debtor Companies bankruptcy proceedings, have been automatically stayed. The Company has obtained a lifting of the automatic stay in the Fishman case in order to allow the Company to pursue its motion to dismiss.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

         The Company's common stock, par value $.01 per share ("Common Stock"), is listed and traded on the New York Stock Exchange under the symbol "MRV". The following table sets forth the range of high and low closing sale prices for Common Stock as reported by the New York Stock Exchange.

 1996                                                    HIGH        LOW
 ----                                                    ----        ---

 First Quarter Ended March 31, 1996------------------    13 1/4      10 1/4

 Second Quarter Ended June 30, 1996------------------    12          9 3/8

 Third Quarter Ended September 30, 1996--------------    9 3/4       7 3/4

 Fourth Quarter Ended December 31, 1996--------------    8 1/8       1 5/8


 1995                                                    HIGH        LOW
 ----                                                    ----        ---

 First Quarter Ended March 31, 1995------------------   17 3/8      13 1/2

 Second Quarter Ended June 30, 1995------------------   16 3/4      14 3/4

 Third Quarter Ended September 30, 1995--------------   16 1/4      14

 Fourth Quarter Ended December 31, 1995--------------   15 7/8      10 5/8


         As of the close of business on March 28, 1997, there were 14,230 holders of record of shares of Common Stock.

         The Company has not declared a cash dividend on shares of Common Stock subsequent to the initial public offering, which was consummated on July 22, 1991.

         The declaration and payment of dividends are subject to the discretion of the Board of Directors of the Company and to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend on, among other things, the Company's results of operations, financial condition, cash requirements, restrictions under the Company's Credit Agreements an DIP Loan, restrictions on an entity operating under chapter 11 of the Bankruptcy Code and other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and
Note 5 of "Notes to Consolidated Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years ended December 31, 1996. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

         The historical financial data for each of the periods presented are not comparable due to several factors, including the effects of the acquisition of Fleer on September 1, 1992, the effects of the acquisition of Panini on September 1, 1994, the consolidation of Toy Biz since the initial public offering by Toy Biz on March 2, 1995 (the "Toy Biz IPO"), and the effects of the acquisition of SkyBox on April 27, 1995.

                                                                 For the years ended December 31,
                                              1996 (a)        1995 (b)         1994 (d)          1993          1992 (e)
                                              --------        --------         --------          ----          --------
STATEMENTS OF OPERATIONS DATA:                             (Dollars in millions, except per share data)
Net revenues----------------------------     $   745.5       $  828.9       $   514.8         $  415.2          $223.8
Cost of sales---------------------------         536.4          533.3           273.4            214.2           112.3
Selling, general and administrative
     expenses---------------------------         244.5          226.7           117.6             84.2            42.5
Restructuring charges-------------------          15.8           25.0              -                -               -
Depreciation and  amortization----------          31.8           21.2             4.0              2.2             1.2
Amortization of goodwill, intangibles
     and                                         303.3           17.9            10.9             10.1             4.6
     deferred charges-------------------
Interest expense, net ------------------          58.9           43.2            17.1             14.6             6.5
Foreign exchange loss/(gain), net                  1.1           (0.4)           (0.6)              -               -
Gain on sale of Toy Biz common stock----          22.0           14.3              -                -               -
Equity in net income of unconsolidated
     subsidiaries and other, net--------          (1.2)           1.7            11.9              4.5              -
                                             ----------      ---------      ----------        ---------       ---------
(Loss) income before reorganization
     items, provision for income taxes,
     minority interest and
     extraordinary item-----------------        (425.5)         (22.0)          104.3             94.4            56.7
Reorganization items--------------------           5.5             -               -                -               -
                                             ----------      ---------      ----------        ---------       ---------
(Loss) income before provision for
     income taxes, minority interest
     and extraordinary item-------------        (431.0)         (22.0)          104.3             94.4            56.7
Provision for income taxes--------------          21.7            5.7            42.5             38.4            24.1
                                             ----------      ---------      ----------        ---------       ---------
(Loss) income before minority interest
     and extraordinary item-------------        (452.7)         (27.7)           61.8             56.0            32.6
Minority interest in earnings of Toy Biz          11.7           17.4              -                -               -
                                             ----------      ---------      ----------        ---------       ---------
(Loss) income before extraordinary item-        (464.4)         (45.1)           61.8             56.0            32.6
Extraordinary item, net of taxes--------           -             (3.3)(c)          -                -               -
                                             ----------      ---------      ----------        ---------       ---------
Net (loss) income-----------------------     $  (464.4)      $  (48.4)      $    61.8          $  56.0        $   32.6
                                             ==========      =========      ==========        =========       =========

(Loss) earnings per share: (f)

(Loss) income before extraordinary item--    $   (4.56)      $  (0.45)      $    0.60         $   0.55        $   0.33
Extraordinary item-----------------------           -           (0.03)(c)          -                -               -
                                             ----------      ---------      ----------        ---------       ---------
Net (loss) income------------------------    $   (4.56)       $ (0.48)      $    0.60         $   0.55        $   0.33
                                             ==========      =========      ==========        =========       =========

BALANCE SHEET DATA:

                                                                          (Dollars in millions)
                                                                                DECEMBER 31
                                                  ------------------------------------------------------------------------
                                                      1996           1995             1994          1993         1992
                                                      ----           ----             ----          ----         ----
Goodwill and other intangibles, net--------------    $ 317.6        $  604.0         $  433.6      $  299.0     $  302.0
Total assets-------------------------------------    $ 844.0       $ 1,226.3         $  828.7      $  472.0     $  440.0
Long-term debt (including current portion)-------    $ 155.6        $  586.5         $  384.3      $  250.2     $  236.3
Liabilities subject to settlement under
reorganization (g)-------------------------------    $ 503.2             -                -             -            -
Total stockholders' (deficit) equity-------------  $  (256.3)       $  207.8         $  243.0      $  147.3    $    84.7

-----------------------------
(a) Includes fourth quarter charges comprised of: a write-down of goodwill and other intangibles of approximately $278.5 million and a valuation allowance of approximately $32.2 million provided to offset deferred tax assets of certain subsidiaries that were previously recorded. These charges were reflected in "Amortization of goodwill, intangibles and deferred charges", and "Provision for income taxes", respectively. These charges were of a non-cash nature.
(b) The Company's statements of operations and financial position include the operations and financial position of Toy Biz since the Toy Biz IPO on March 2, 1995 and the operations and financial position of SkyBox since its acquisition on April 27, 1995.
(c) During 1995, the Company recorded a $3.3 extraordinary loss, net of taxes of $2.1, which represents a write-off of the related deferred financing costs associated with the term loan portion of its Amended and Restated Credit Agreement.
(d) The Company's statements of operations and financial position include the operations of Panini since its acquisition on September 1, 1994.
(e) The Company's statements of operations and financial position include the operations of Fleer since its acquisition on September 1, 1992.
(f) Earnings per share have been computed using the weighted average number of common and common equivalent shares, except for 1995 and 1996, where the effect of common equivalent shares is antidilutive.
(g) Certain liabilities have been classified to "Liabilities Subject to Settlement Under Reorganization" in accordance with bankruptcy reporting as prescribed in Statement of Position 90-7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on fictional action adventure characters owned by the Company, licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. The Company also licenses the Marvel Characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions. The Company's products include comic book and other children's publications, sports and entertainment trading cards, activity stickers, toys, adhesives and confectionery products.

RESULTS OF OPERATIONS

         In recent years there has been an overall decline in the comic book market, and more specifically, a significant reduction in speculative purchases of comic books and reduced readership, which has adversely affected the Company's publishing business. In response, the Company has undertaken several strategic actions to mitigate the effect of such contraction. However, to date these actions have not been successful in overcoming the overall decline in the comic book market.

         Similarly, there has been a significant contraction in the sports trading card market related in part to lower speculative purchases. In addition, as a result of the baseball, hockey and basketball labor situations in 1994 and 1995, fan interest declined which adversely affected sports trading card sales and increased returns for those periods. The level of fan interest, although showing some signs of improvement during 1996, has not returned to the levels experienced prior to the labor situations in professional sports. The Company believes that these factors have negatively affected the sports trading card business, causing the Company to experience lower sales, higher returns and higher inventory obsolescence. The level of demand for entertainment trading cards is dependent on, among other factors, the commercial success and media exposure of the Marvel Characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994 and 1995, the sale of entertainment cards based on the Marvel Characters and third party licensed characters substantially offset the decline in sports trading cards. However, in 1996, the Company's sales of entertainment trading cards has been adversely affected by lack of commercial success of properties licensed from third parties as well as the lower demand for trading cards based on comic book characters. The result of the minimum royalty and advertising contractual commitments to licensors coupled with declines in the Company's trading card net revenues have significantly and adversely affected the profit margins of the trading card business and the Company anticipates a continued significant adverse effect on profit margins due to the current contractual commitments. In response, the Company has undertaken several strategic actions to increase sales in the face of the contraction in the sports trading card and entertainment card businesses. However, to date these actions have not been sufficient to overcome the overall market decline in the sales of sports trading cards and entertainment cards.

         As described above, continuing operating losses in the trading card and publishing businesses through the third quarter of 1996, as well as significant long-term changes in industry conditions, indicated to the Company, at that time, that there may be asset impairment. During the fourth quarter of 1996, the Company evaluated the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles, in accordance with its previously stated accounting policies and recorded a non-cash charge of approximately $278.5 million, substantially all related to the Company's trading card operations. See Note 13 of "Notes to Consolidated Financial Statements."

         In the fourth quarter of 1996, the Company instituted a series of actions to reduce its operating costs. These actions include, the termination of certain employees and the closure of certain facilities and given the underlying weaknesses in certain of the Company's markets and the negative impact associated with the uncertainty surrounding its chapter 11 proceeding, the Company made additional provisions for returns and inventory obsolescence and provided additional reserves for other assets which may not be realized. The aggregate amount of the foregoing charges are approximately $69.3 million, which includes restructuring charges of $15.8 million. These charges were reflected in various line items in the statement of operations.

         During the fourth quarter of 1996, the Company recorded a charge of approximately $32.2 million to income tax expense to reduce the carrying value of deferred tax assets of certain subsidiaries. This adjustment is required given the Company's inability, based on the projected financial results of the Company, to utilize the benefits of net operating losses ("NOLs") against future taxable income from operations.

         Substantially all of the charges mentioned above were of a non-cash nature. See Notes to Consolidated Financial Statements.

         The Company experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Credit Agreements (as defined below, see Note 5 of "Notes to Consolidated Financial Statements") beginning in the Fall of 1996. The Company commenced discussions in the Fall of 1996 with Andrews Group, its indirect parent, regarding an equity infusion in order to provide for the Company's cash requirements and with The Chase Manhattan Bank, agent bank for the Credit Agreements, regarding a restructuring of the Credit Agreements.

         On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer; SkyBox; Marvel Characters, Inc.; Heroes
World Distribution, Inc.; The Asher Candy Company; Malibu; Frank H. Fleer Corp. and Marvel Direct Marketing Inc. filed petitions for relief and a plan of reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Panini,
Marvel Restaurants (a general partner in the Joint Venture developing the Marvel Mania restaurants, see "Business -- Strategic Initiatives -- Marvel Mania") and Toy Biz, all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code. See "Business - Reorganization".

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank, and is available to the Company until June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 5 of "Notes to Consolidated Financial Statements".

         The Company believes that since, and in part as a result of, the commencement of the Company's chapter 11 proceedings, the Company has continued to experience greater than expected weakness in certain businesses, including trading cards, due to, among other things, certain mass merchandisers maintaining lower than expected levels of inventory of the Company's products.

         Currently there is no plan of reorganization. There can be no assurance that any plan of reorganization under the Bankruptcy Code reflecting the Committee Proposal or a proposal made by any other party will be proposed, or that if a plan is proposed, such plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. There can be no assurance that upon consummation of a plan of reorganization that there will be improvement in any of such businesses. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy. From December 27, 1996 through March 28, 1997 these amounts approximated $6.3 million.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

         The Company's net revenues were $745.5 million and $828.9 million in 1996 and 1995, respectively, a decrease of $83.4 million or 10.1%. This reflects a decrease of $44.7 million in net publishing revenues, a decrease of $56.7 million in net trading card and sticker revenues, and a decrease of $34.7 million in licensing revenues, partially offset by a $41.0 million increase in toy revenues and an $11.7 million increase in other revenues. The decrease in net publishing revenues was due to the impact on the Company of the continuing decline in the overall comic book market, the reduction of marginally profitable titles resulting from the implementation of the Company's business strategy, and beginning in July 1995 the discontinuance of distribution by Heroes World of comic book publications other than the Company's titles. The decrease in trading card net revenues was primarily due to the continuing general decline in the demand for trading cards as well as the change in the Company's distribution of its trading cards to concentrate on trading card specialty stores and select mass market accounts which generally resulted in lower net revenues in 1996. In addition, entertainment card net revenues decreased due to lower sales of cards based on Marvel's comic book characters due in part to market conditions in the comic book specialty store market, as well as lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution and the inclusion in 1995 of a significant increase in sales returns allowances and reserves. Such lower sales return provisions, combined with the inclusion of net revenues from SkyBox for a full year in 1996 versus only eight months in 1995 (the acquisition of SkyBox was consummated on April 27, 1995), partially offset the lower sales discussed above. These decreases in trading card net revenues were partially offset by an increase in net revenues of stickers.
This increase was due to the 1996 European Cup soccer tournament and expansion into new markets such as Brazil and Russia, and was partially offset by higher provisions for returns for stickers in 1996. In addition, the Company experienced lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties as a result of lower commercial success of such properties in 1996 as compared to 1995. Licensing revenues decreased in 1996 as compared to 1995 primarily as a result of an insufficient amount of new media exposure of the Company's characters as well as an unfavorable comparison to 1995 licensing revenues which included the recording of revenues from certain large long term licenses for certain licensing categories. Pursuant to the agreement between FKW and the Company, the Company expects to have a new animation series based on the SILVER SURFER on FCN in the 1997-1998 broadcast season. Licensing revenues will vary from period to period depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Marvel Characters. The increase in toy revenues was principally due to Toy Biz's expanded product offerings, increased international distribution of products and the consolidation of Toy Biz for a full year in 1996 as compared to ten months in 1995, offset in part by lower revenues due to lower sales of certain products based on the Marvel Characters. The improvement in other revenues was due to increased sales of adhesive paper by Panini.

         Gross profit was $209.1 million and $295.6 million in 1996 and 1995, respectively, a decrease of $86.5 million. As a percentage of net revenues, gross profit was 28.0% in 1996 as compared to 35.7% in 1995. The decrease in gross profit as a percentage of net revenues was due primarily to the effect of higher return provisions for stickers, the effect of lower licensing revenues, an unfavorable product mix for trading cards and toys as compared to 1995 and the effect of lower trading card net revenues without a corresponding decrease in royalty expense given minimum payment obligations for trading cards in 1996.

         Selling, General & Administrative ("SG&A") expenses were $244.5 million and $226.7 million in 1996 and 1995, respectively. The increase of $17.8 million was mainly attributable to the increase in advertising, promotion and selling expenses of Panini and Toy Biz, the consolidation of Toy Biz's results for a full year in 1996 as compared to ten months in 1995, the inclusion of SkyBox for a full year in 1996 as compared to eight months in 1995, and the effect of certain charges related to the termination of employees and other items. This increase was partially offset by a general reduction in overhead expenses associated with the restructuring of the trading card, publishing and confectionery operations. As a percentage of net revenues, SG&A was 32.8% in 1996 as compared to 27.3% in 1995.

         During the fourth quarter of 1996, the Company recorded a $15.8 million restructuring charge, which primarily represents the costs related to the closure of facilities, including severance related to terminated employees and other costs associated with the restructuring of its comic book distribution subsidiary and confectionery businesses. During the fourth quarter of 1995, the Company recorded a $25.0 million restructuring charge, which primarily represents the costs related to the consolidation and closure of facilities, severance related to terminated employees and other costs associated with its publishing, trading card and confectionery businesses.

         Depreciation and amortization was $31.8 million and $21.2 million in 1996 and 1995, respectively. The increase of $10.6 million was primarily due to the consolidation of Toy Biz for a full year in 1996 as compared to only ten months in 1995, higher expense primarily resulting from an increased investment to support Toy Biz's expanded product line and the effect of certain charges related to the write-down of fixed assets.

         Amortization of goodwill, intangibles and deferred charges was $303.3 million and $17.9 million in 1996 and 1995, respectively. The increase of $285.4 million mainly reflects the write-down of goodwill and other intangibles related to asset impairment which was primarily due to the significant and long-term changes in industry conditions in trading cards and publishing. See
Note 13 of "Notes to Consolidated Financial Statements".

         Interest expense, net was $58.9 million and $43.2 million in 1996 and 1995, respectively. The increase in interest expense of $15.7 million primarily reflects the interest expense from the increased borrowings in 1995 under the U.S. Term Loan Facility in connection with the acquisition of SkyBox for a full year in 1996 versus only eight months in 1995, increased borrowings under the Credit Agreements and Panini's short term lines of credit, borrowings for the expansion of Panini's Adespan adhesives facility, and higher average borrowing rates.

         The gain on sale of Toy Biz common stock was $22.0 million in 1996 and $14.3 million from the Toy Biz IPO in 1995 (see Note 4).

         Provision for income taxes was $21.7 million and $5.7 million in 1996 and 1995, respectively. The net tax provision in 1996 primarily represents a provision for income taxes related to the operations of Toy Biz and the establishment of a valuation allowance against deferred tax assets partially offset by a U.S. federal and foreign tax benefit relating to losses generated from operations. In 1995, the tax provision primarily was a result of taxes on income from foreign and Toy Biz operations offset by a U.S. federal benefit from the balance of its other operations. As a result of the losses incurred during 1996, the Company will be filing for an income tax refund of approximately $10.5 million under the Company's tax sharing agreement with certain Mafco affiliates and expects to receive this refund during 1997.

         Minority interest in earnings of Toy Biz was $11.7 million and $17.4 million in 1996 and 1995, respectively. The decrease in minority interest was primarily due to lower net income of Toy Biz partially offset by Marvel's reduced ownership percentage.

         In 1995, the Company recorded a $3.3 million extraordinary loss, net of taxes of $2.1 million, which represented a write-off of deferred financing costs associated with the term loan portion of the Amended and Restated Credit Agreement.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1994

         The Company's net revenues were $828.9 million and $514.8 million in 1995 and 1994, respectively, an increase of $314.1 million. This increase reflects a $75.2 million increase in trading card and sticker net revenues, mainly attributable to the full year impact of Panini, which was acquired in August 1994, and the acquisition of SkyBox in April 1995. This increase was partially offset by a general decline in demand for trading cards as well as the higher provisions for returns in 1995. In March 1995, the Company began to consolidate Toy Biz. For 1995, the Company consolidated toy revenues of $180.2 million. Previously, the Company reported the results of Toy Biz under the equity basis and did not include Toy Biz revenues in its consolidated net revenues. Toy Biz revenues for the full year ended 1995 was $196.4 million as compared to $156.5 million in 1994. The increase in net publishing revenues of $18.3 million was due to the full year impact of Heroes World, Malibu and Welsh Publishing Group, Inc., partially offset by a reduction in sales due to lower speculative purchases. Primarily as a result of a full year impact of adhesives, other product revenues increased by $37.7 million in 1995. Licensing revenues increased by $2.7 million in 1995 as a result of, in part, licensing revenues from certain long term licenses for certain product categories. Licensing revenues will vary from period to period depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Marvel Characters.

         Gross margin was $295.6 million or 35.7% of sales in 1995 as compared to $241.4 million or 46.9% in 1994. The decrease in margin percentage was primarily attributable to the Company's increased provisions for returns and product obsolescence for the trading card business. Excluding the results of the trading card operation for 1995 and 1994, the operating results of the Company's other businesses generated gross margin as a percentage of net revenues of 42%, approximating the prior year.

         SG&A were $226.7 million and $117.6 million in 1995 and 1994, respectively. The increase of $109.1 million was attributable to the full year impact of Panini, the acquisition of SkyBox sports and entertainment trading cards in 1995, the consolidation of Toy Biz's results, increased corporate overhead to support the expansion of the Company and the effects of the strategic actions taken by the Company in its publishing business. As a percentage of net revenues, SG&A increased to 27.3% in 1995 from 22.8% in 1994. This percentage increase was attributable to the Company's increased return provisions for the trading card business which decreased net revenues, higher SG&A expense as a percentage of net revenues for the publishing operation, in part due to the distribution of comic books through Heroes World, and other factors.

         During the fourth quarter of 1995, the Company recorded a $25.0 million restructuring charge, which primarily represents the costs related to the consolidation and closure of facilities, severance related to terminated employees and other costs associated with its publishing, trading card and confectionery businesses.

         Depreciation and amortization was $21.2 million and $4.0 million in the 1995 and 1994 periods, respectively. The increase of $17.2 million was primarily due to the consolidation of Toy Biz for ten months in 1995 and higher expense primarily resulting from an increased investment to support Toy Biz's expanded product line.

         Amortization of goodwill, intangibles and deferred charges was $17.9 million and $10.9 million in 1995 and 1994, respectively. The increase of $7.0 million mainly reflects the amortization related to the acquisitions of Panini and SkyBox.

         Interest expense, net was $43.2 million and $17.1 million in 1995 and 1994, respectively. The increase of $26.1 million primarily reflects the interest on the Term Loan Facility in connection with the acquisition of Panini in August 1994, the increased borrowings associated with the U.S. Term Loan Agreement, a portion of which was used to finance the acquisition of SkyBox in April 1995, and higher average borrowing rates.

         The gain on sale of Toy Biz common stock in 1995 was $14.3 million from the Toy Biz IPO (see Note 4).

         Equity in net income of unconsolidated subsidiaries and other, net was $1.7 million and $11.9 million in 1995 and 1994, respectively. This decrease mainly represents the consolidation of Toy Biz since the Toy Biz IPO. The 1995 amount primarily represents Panini's equity interest in operations which distribute its product internationally. During the fourth quarter of 1995, Panini acquired the remainder of these operations and as a result, the year end results reflect the consolidation since the acquisition.

         For 1995, the provision for income taxes was $5.7 million as compared to $42.5 million in 1994. The lower income taxes in 1995 are due primarily to the Company's loss. In 1995, the tax provision primarily was a result of taxes on income from foreign and Toy Biz operations offset by a U.S. federal benefit from remaining operations. The 1994 provision for income taxes includes tax expense related to federal, state and local and foreign income taxes.

         The Company recorded a $3.3 million extraordinary loss, net of taxes of $2.1 million, which represents a write-off of the deferred financing costs associated with the term loan portion of its Amended and Restated Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Credit Agreements (as defined below, see Note 5 of "Notes to Consolidated Financial Statements") beginning in the Fall of 1996. The Company commenced discussions in the Fall of 1996 with Andrews Group, its indirect parent, regarding an equity infusion in order to provide for the Company's cash requirements and with The Chase Manhattan Bank, agent bank for the Credit Agreements, regarding a restructuring of the Credit Agreements.

         On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer Corp.; SkyBox International, Inc.; Marvel Characters, Inc.; Heroes World Distribution, Inc.; The Asher Candy Company; Malibu Comics Entertainment, Inc.; Frank H. Fleer Corp. and Marvel Direct Marketing Inc. filed petitions for relief and a plan of reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Panini S.p.A., Marvel Restaurant Venture Corp. (a general partner in the Joint Venture developing the Marvel Mania restaurants, see "Business -- Strategic Initiatives -- Marvel Mania") and Toy Biz, Inc., all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code. See "Business - Reorganization".

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved $100 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank, and is available to the Company until June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 5 of "Notes to Consolidated Financial Statements".

         At March 28, 1997, the Company's outstanding bank indebtedness was approximately $711.3 million, of which $56.9 million relates to borrowings under the DIP Loan (including approximately $6.9 million drawn under letters of credit), $607.6 million relates to borrowings under the Credit Agreements, approximately Italian Lire 25 billion (approximately $14.9 million based on exchange rates at March 28, 1997) relates to borrowings for Panini's Adespan adhesives facility and approximately Italian Lire 53.4 billion (approximately $31.9 million based on exchange rates at March 28, 1997) relates to borrowings under Panini's short term lines of credit. Panini had approximately Italian Lire 4.9 billion (approximately $3.2 million based on exchange rates at March 28, 1997) available under its foreign credit facilities at March 28, 1997. In addition, there was approximately $24.5 million (net of letters of credit outstanding) available under the Toy Biz credit agreement at March 28, 1997.

         The Credit Agreements and DIP Loan provide that it is an event of default if there is a change of control of Marvel. Toy Biz's credit agreement provides it is an event of default if Marvel does not control Toy Biz, although Toy Biz believes that upon any such default it will be able to obtain an amendment or waiver of such event of default or refinance such indebtedness. There can be no assurance as to the terms and conditions of such amendment or refinancing.

         On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay to allow the Holding Companies' Trustee to vote and to foreclose upon the Pledged Stock. On February 27, 1997, the Company and the Marvel Holding Companies filed a notice of appeal with respect to such order. On March 19, 1997, the Creditors Committee notified the Company that on March 25, 1997 it would cause the Holding Companies' Trustee to vote the Pledged Stock to replace the Board of Directors of the Company and the Holding Companies. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of the Company and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of section 362 of the Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed a motion to lift the automatic stay in the Debtor Companies' cases in order to permit the Creditors Committee and the Holding Companies' Trustee to replace the Board of Directors of Marvel. A hearing date on such motion has been set for May 14, 1997. On the same date, the Creditors Committee filed an emergency appeal of the restraining order of the Bankruptcy Court issued on March 24, 1997 preventing the replacement of the Board of Directors of Marvel. A briefing schedule has been set for the emergency appeal and a hearing date for such appeal has been set for May 1, 1997.

         Although there can be no assurance, the Company believes that borrowings under the DIP Loan and internally generated funds will be sufficient through the date of maturity of the DIP Loan to enable the Debtor Companies to meet their consolidated cash requirements, including debt service. The DIP Loan expires April 30, 1997 and the maturity of the DIP Loan may be extended at the option of Marvel to June 30, 1997. As part of the Plan, a group of lenders had committed to lend $160 million to Toy Biz which could be used by the Company and its subsidiaries, including Toy Biz, to fund working capital and strategic investments and repay borrowings outstanding under the DIP Loan. Such commitments have been terminated as a result of the withdrawal of the Andrews Investment and the Plan. In addition the DIP Loan is subject to a number of events of default and conditions of borrowing. In the event borrowings under the DIP Loan become due either upon maturity or an event of default, prior to a plan of reorganization being confirmed under the Bankruptcy Code and consummated, then the Debtor Companies will have to seek one or more alternatives to provide for its cash requirements (including the repayment of borrowings under the DIP Loan), including seeking alternative debtor-in-possession financing and/or sales of assets and/or sales of one or more of the Company's businesses. Although there can be no assurance, the Company believes that its Panini subsidiary should be able to meet its cash requirements, including for debt service and repayment, from permissible advances by Marvel of borrowings under the DIP Loan, local borrowings and internally generated funds. The Company anticipates that internally generated funds of Toy Biz and borrowings under Toy Biz's credit agreement will be sufficient to enable Toy Biz to meet its cash requirements, including debt service, for the foreseeable future. See Note 5 of "Notes to Consolidated Financial Statements".

         As chapter 11 debtors, the Debtor Companies may sell (subject, in certain circumstances, to Bankruptcy Court approval), or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might result as a consequence of actions taken pursuant to the bankruptcy or a plan of reorganization. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. In that event it is possible that certain assets would not be realized and additional liabilities and claims would be asserted which are not presently reflected in the consolidated financial statements and which are not presently determinable. The effect of any such assertion or non-realization could be material. Currently, there is no plan of reorganization that is pending with the Bankruptcy Court. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

         Net cash (used in) provided by operating activities was ($102.9) million, $3.5 million and $12.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The use of funds in 1996 was principally due to the loss from operations and partially offset by a decrease in working capital. Cash shown on the Consolidated Balance Sheets at December 31, 1996 of $25.1 million, includes $6.0 million of Toy Biz cash.

         Cash used in investing activities was $10.8 million, $230.5 million and $158.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The primary use of these funds in 1996 was for capital expenditures for Panini's Adespan adhesives facility and tooling and molds and capitalized product development costs related to Toy Biz partially offset by net proceeds from the Company's sale of a portion of its investment in Toy Biz. Capital expenditures for the Company (excluding Toy Biz), including software development costs, are expected to be approximately $25.0 million for the year ending December 31, 1997. Capital expenditures for Toy Biz, including product development and package design costs and software development costs, are projected to approximate $25.0 million for the year ending December 31, 1997.

         In August 1996, Toy Biz sold in a public offering 700,000 shares of its Class A common stock at a price of $15 per share. As part of Toy Biz's offering, the Company sold 2.5 million shares of Toy Biz Class A common stock. The net proceeds to Toy Biz and the Company were approximately $9.3 million and $35.7 million, respectively, after deducting amounts accrued for fees and expenses. As a result of the offering by Toy Biz and the sale of Class A common stock of Toy Biz by the Company, the Company's ownership percentage of Toy Biz decreased to 26.6% and its voting control decreased to 78.4%.

         In addition to the Pledged Stock, approximately 2.9 million shares of the Company's common stock are subject to a negative pledge under the indenture to the notes issued by Marvel Holdings and approximately 0.3 million shares of the Company's common stock were pledged to secure letters of credit of subsidiaries of Mafco. The indentures governing the indebtedness of the Marvel Holding Companies contain various covenants relating to the Company, including certain limitations on the Company's indebtedness.

         The Company expects to incur approximately $1 million in net production costs for the INCREDIBLE HULK animated series being produced for the 1997-1998 broadcast year. In addition, with respect to the Company's agreement with FKW, the Company will be required to reimburse FKW a portion of its production costs. One-half of such amounts are expected to be reimbursed to the Company by Toy Biz pursuant to the understanding with respect to Marvel Studios.

         The Company, along with its joint venture partner, is continuing development of Marvel theme restaurants. Three restaurants are contemplated, with the first restaurant expected to open in Los Angeles as a joint venture between the Joint Venture and MCA/Universal, in which MCA/Universal has a 70% interest and the Joint Venture has a 30% interest. The Los Angeles restaurant is under construction and is projected to open in the second half of 1997. The Company has posted a standby letter of credit for approximately $6.1 million to fund development costs associated with the restaurant being constructed in Los Angeles. See "Business --Strategic Initiatives -- Marvel Mania."

         Toy Biz has authorized the repurchase of up to three million shares of Class A Common Stock. The repurchase program requires the consent of Marvel Characters, Inc., a wholly owned subsidiary of Marvel, which has announced that it will seek approval of the bankruptcy court for such consent. Such stock repurchase also requires approval under Toy Biz's credit agreement.

                          FORWARD-LOOKING STATEMENTS

         Statements in this annual report on Form 10-K for the year ended December 31, 1996 such as "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future financial performance. In addition to factors that may be described in the Company's

Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the ability of the Debtor Companies to successfully reorganize in bankruptcy and the outcome of such bankruptcy proceedings, (ii) the ability of the Debtor Companies to continue to draw on the DIP Loan and to obtain additional DIP Loan financing subsequent to the maturity of the DIP Loan on June 30, 1997 or in the event of an earlier termination of the DIP Loan, (iii) continued weakness in the comic book market which cannot be overcome by the Company's new editorial, production and distribution initiatives in comic publishing; (iv) continued general weakness in the trading card market; (v) the failure of fan interest in baseball to return to traditional levels that existed prior to the 1994 baseball strike thereby negatively affecting the Company's baseball card business; (vi) the effectiveness of the Company's changes to its trading card and publishing distribution; (vii) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues based on such characters; (viii) the lack of continued commercial success of properties owned by major licensors which have granted the Company licenses for its sports and entertainment trading card and sticker businesses; (ix) unanticipated costs or delays in completing projects associated with the Company's new ventures including media, interactive software and on-line services and theme restaurants; (x) consumer acceptance of new product introductions, including those for toys; and (xi) imposition of tariffs or import quotas on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Consolidated Financial Statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Schedule on page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1997 annual meeting of stockholders, and if such proxy is not so filed, it will be filed as an amendment to the Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)(1 and 2) Financial Statements. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 herein.

         (3)  Exhibits

    EXHIBIT NO.   DESCRIPTION
    -----------   -----------

        3.1 Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K").

        3.2 Amendment to Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K").

        3.3 Amended and Restated By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996 (the "1996 Third Quarter 10-Q").

        9.1 Voting Trust Agreement dated as of March 2, 1995, by and among the Registrant, Avi Arad and Toy Biz, Inc. Incorporated by reference to Exhibit No. 9.1 to the Toy Biz, Inc. Registration Statement on Form S-1 (No. 33-87268) filed February 21, 1995 (the "Toy Biz 1995 Registration Statement").

        9.2 Voting Trust Agreement dated as of March 2, 1995, by and among the Registrant, Isaac Perlmutter, Isaac Perlmutter T.A. and Toy Biz, Inc. Incorporated by reference to Exhibit
                  9.2 to the Toy Biz 1995 Registration Statement.

       10.1 Formation and Contribution Agreement dated as of March 19, 1993, among Toy Biz, Inc., Isaac Perlmutter, Isaac Perlmutter T.A., the Registrant, Avi Arad and Toy Biz Acquisition, Inc., as amended as of March 31, 1993, and April 30, 1993. Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1993.

       10.2 Distribution Agreement dated as of September 1, 1993, between Curtis Circulation Company and the Registrant. Incorporated by reference to Exhibit 10.3 to the 1993 10-K. Confidential treatment has been granted for portions of this document.

       10.3 Marketing and Distribution Agreement dated November 1, 1989, between Publishers Group West Incorporated and the Registrant. Incorporated by reference to Exhibit 10.5 to the 1991 Registrant's Statement on Form S-1 (File No. 33-40574) (the "1991 Registration Statement").

       10.4 Agreement dated November 9, 1994, between Time Distribution Services and Fleer Corp. Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K"). Confidential treatment has been granted for portions of this document.

       10.5 Lease dated as of July 1, 1986, between 387 P.A.S. Enterprises and Cadence Industries Corporation (9th Floor). Incorporated by reference to Exhibit 10.7 to the 1991 Registration Statement.

       10.6 Lease Modification and Extension Agreement dated as of July 1, 1991, between 387 P.A.S. Enterprises and the Registrant (9th, 10th, 11th and 12th Floors). Incorporated by reference to Exhibit 10.9 to the 1991 10-K.

    EXHIBIT NO.   DESCRIPTION
    -----------   -----------

       10.7 Sublease dated September 13, 1991, between American Banker Bond Buyer and the Registrant (12th Floor). Incorporated by reference to Exhibit 10.10 to the 1991 10-K.

      *10.8 Marvel Entertainment Group, Inc. Amended and Restated Stock Option Plan.

       10.9 Services Agreement dated as of July 22, 1991, among the Registrant, MacAndrews & Forbes Holdings Inc. and Andrews Group Incorporated. Incorporated by reference to Exhibit
                  10.13 to the 1991 10-K.

       10.10 Tax Indemnification Agreement dated as of July 22, 1991, between the Registrant and Mafco Holdings Inc. Incorporated by reference to Exhibit 10.14 to the 1991 10-K.

       10.11 Tax Sharing Agreement dated as of May 18, 1993, among the Registrant, certain of its subsidiaries and Mafco Holdings Inc. Incorporated by reference to Exhibit 10.32 to the Marvel (Parent) Holdings Inc. Registration Statement on Form S-1 (File No. 33-65496).

       10.12 Amended and Restated Tax Sharing Agreement dated as of January 1, 1994, between Mafco Holdings Inc., Marvel III Holdings Inc., the Registrant and certain subsidiaries of the Registrant.
                  Incorporated by reference to Exhibit 10.15 to the 1993 10-K.

       10.13 Stock Purchase Agreement dated as of July 1, 1993, between Marvel Holdings Inc. and the Registrant. Incorporated by reference to Exhibit 10.16 to the 1993 10-K.

       10.14 Term Sheet for License Agreement dated January 25, 1995, between Major League Baseball Properties, Inc. and Fleer Corp. Incorporated by reference to Exhibit 10.20 to the Registrant's 1994 10-K. Confidential treatment has been granted for portions of this document.

       10.15 License Agreement dated December 22, 1994, between Major League Baseball Players Association and Fleer Corp. Incorporated by reference to Exhibit 10.21 to the 1994 10-K. Confidential treatment has been granted for portions of this document.

        10.16 Amendment dated February 7, 1996, to License Agreement dated December 22, 1994, between Major League Baseball Players Association and Fleer Corp. Incorporated by reference to
                  Exhibit 10.22 to the 1995 10-K. Confidential treatment has been granted for portions of this document.

       10.17 Retail Product License Agreement dated July 21, 1995, between NBA Properties, Inc. and the Registrant. Incorporated by reference to Exhibit 10.27 to the 1995 10-K. Confidential treatment has been granted for portions of this document.

       10.18 Employment Agreement dated as of August 1, 1995, between the Registrant and Jeffrey L. Kaplan. Incorporated by reference to Exhibit 10.44 to the 1995 10-K.

      *10.19 Employment Agreement dated as of January 26, 1996, between the Registrant and Scott C. Marden.

       10.20 Employment Agreement dated as of August 13, 1996, between the Registrant and David J. Schreff. Incorporated by reference to Exhibit 10.2 to the 1996 Third Quarter 10-Q.

       10.21 Joint Venture Agreement dated December 9,1994, between Marvel Restaurant Venture Corp. and EBCO Management, Inc. Incorporated by reference to Exhibit 10.45 to the 1994 10-K. Confidential treatment has been granted for portions of this document.

       10.22 Amended and Restated Credit and Guarantee Agreement dated as of August 30, 1994, among the Registrant, Fleer Corp., the banks from time-to-time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.49 to the Form 8-K filed September 15, 1994 (the "1994 August 8-K").

    EXHIBIT NO.   DESCRIPTION
    -----------   -----------

       10.23 Term Loan and Guarantee Agreement dated as of August 30, 1994, among Marvel Comics Italia S.r.l., the Registrant and Instituto Bancario San Paolo Di Torino, S.p.A. Incorporated by reference to Exhibit 10.50 to the 1994 August 8-K.

       10.24 Participation Agreement dated as of August 30, 1994, among Instituto Bancario San Paolo Di Torino, S.p.A., New York Limited Branch, as Italian Lender, Chemical Bank, as Administrative Agent, and the financial institutions signatory thereto, as Participants. Incorporated by reference to Exhibit 10.51 to the 1994 August 8-K.

       10.25 Credit and Guarantee Agreement dated as of April 24, 1995, by and among the Registrant, Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions parties thereto. Incorporated by reference to Exhibit (b)(3) to the Registrant's Schedule 14D-1 dated March 15, 1995.

       10.26 First Amendment dated as of November 22, 1994, to the Amended and Restated Credit and Guarantee Agreement by and among the Registrant, Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions parties thereto. Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Registrant filed May 11, 1995.

       10.27 Second Amendment dated as of April 24, 1995, to the Amended and Restated Credit and Guarantee Agreement by and among the Registrant, Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions parties thereto. Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Registrant filed May 11, 1995.

       10.28 Consent Number 1 dated as of February 9, 1996, to the Registrant's Credit Agreements with Chemical Bank, as Administrative Agent, and the financial institutions from time to time parties thereto. Incorporated by reference to
                  Exhibit 10.55 to the 1995 10-K.

       10.29 Third Amendment dated as of March 1, 1996, to the Amended and Restated Credit and Guarantee Agreement by and among the Registrant, Fleer Corp., Chemical Bank, as Administrative Agent, and the financial institutions from time to time parties thereto. Incorporated by reference to Exhibit 10.56 to the 1995 10-K.

       10.30 Consent Number Two and First Amendment dated as of March 1, 1996, to the Credit and Guarantee Agreement among the Registrant, Fleer Corp., the financial institutions from time to time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent. Incorporated by reference to
                  Exhibit 10.56 to the 1995 10-K.

       10.31 Consent Number Three dated as of June 30, 1996 to the Credit and Guarantee Agreement among the Registrant, Fleer Corp., the financial institutions from time to time parties thereto, and The Chase Manhattan Bank (formerly Chemical
                  Bank) as administrative agent. Incorporated by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 (the "1996 Second Quarter 10-Q").

       10.32 Consent Number Two and Fourth Amendment, dated as of June 30, 1996, to the Amended and Restated Credit and Guarantee Agreement, by and among the Registrant, Fleer Corp., the financial institutions from time to time parties thereto, and The Chase Manhattan Bank (formerly named Chemical Bank). Incorporated by reference to Exhibit 10.2 to the 1996 Second Quarter 10-Q.

       10.33 Line of Credit, dated as of March 27, 1996 between Fleer Corp. and The Chase Manhattan Bank (formerly named Chemical
                  Bank). Incorporated by reference to Exhibit 10.3 to the 1996 Second Quarter 10-Q.

    EXHIBIT NO.   DESCRIPTION
    -----------   -----------

       10.34 Consent, dated as of September 24, 1996 to the (a) Participation Agreement, dated as of August 30,1994, among Instituto Bancario San Paolo Di Torino, S. p. A., New York Limited Branch ("San Paolo"), the financial institutions party thereto and The Chase Manhattan Bank (formerly named Chemical Bank), as administrative agent and (b) the Term Loan and Guarantee Agreement among Panini S. p. A. (formerly named Marvel Comics Italia S. r. L.), the Registrant and San Paolo. Incorporated by reference to Exhibit 10.1 to the 1996 Third Quarter 10-Q.

      *10.35 Standstill Agreement and Amendment dated as of December 20, 1996 among the signatories thereto.

      *10.36 Consent Number Four and Second Amendment dated as of November 25, 1996, to the Credit and Guarantee Agreement among the Registrant, Fleer Corp., the banks and other financial institutions, from time to time as parties thereto and The Chase Manhattan Bank (formerly Chemical Bank) as administrative agent.

      *10.37 Waiver Number One or Fifth Amendment, dated as of November 25, 1996, to the Amended and Restated Credit and Guarantee Agreement among the Registrant, Fleer Corp., the banks and other financial institutions from time to time as parties thereto and The Chase Manhattan Bank (formerly Chemical
                  Bank) as administrative agent.

      *10.38 Revolving Credit and Guaranty Agreement, dated as of December 27, 1996, among the Registrant, certain subsidiaries of the Registrant, the banks party thereto and The Chase Manhattan Bank, as agent.

      *10.39 First Amendment to Revolving Credit and Guaranty Agreement, dated as of January 24, 1997 among the Registrant, certain subsidiaries of the Registrant, the banks party thereto and The Chase Manhattan Bank, as agent.

      *10.40 Second Amendment to Revolving Credit and Guaranty Agreement, dated as of February 11, 1997, among the Registrant, certain subsidiaries of the Registrant, the banks party thereto and The Chase Manhattan Bank, as agent.

       10.41 Stockholders Agreement dated as of March 2, 1995, by and among the Registrant, Isaac Perlmutter, Isaac Perlmutter T.A., Toy Biz, Inc., Avi Arad and Zib, Inc. Incorporated by reference to Exhibit 10.1 to the Toy Biz 1995 Registration Statement.

       10.42 Registration Rights Agreement dated as of March 2, 1995, by and among Toy Biz, Inc., the Registrant, Isaac Perlmutter and Avi Arad. Incorporated by reference to Exhibit 10.2 to the Toy Biz 1995 Registration Statement.

       10.43 Services Agreement dated as of January 1, 1995, between Toy Biz, Inc. and the Registrant. Incorporated by reference to
                  Exhibit 10.18 to the Toy Biz 1995 Registration Statement.

       10.44 License Agreement dated April 30, 1993, by and between Toy Biz, Inc. and the Registrant, as amended December 1, 1994. Incorporated by reference to Exhibit 10.9 to the Toy Biz 1995 Registration Statement.

       *10.45 Amendment dated November 22, 1995, to the License Agreement dated April 30, 1993, as amended, between Toy Biz, Inc. and the Registrant.

       10.46 Amendment dated February, 1995, to the License Agreement dated April 30, 1993, as amended, between Toy Biz, Inc. and the Registrant. Incorporated by reference to Exhibit 10.9(b) to the Toy Biz 1995 Registration Statement.

       10.47 License Agreement dated July 1, 1994, between Toy Biz, Inc. and the Registrant. Incorporated by reference to Exhibit
                  10.12 to the Toy Biz 1995 Registration Statement.

      * 21        Subsidiaries of the Registrant

    EXHIBIT NO.   DESCRIPTION
    -----------   -----------

     * 23.1       Consent of Ernst & Young LLP

     * 24.1       Power of Attorney executed by Ronald O. Perelman

     * 24.2       Power of Attorney executed by William C. Bevins

     * 24.3       Power of Attorney executed by Donald G. Drapkin

     * 24.4       Power of Attorney executed by Michael J. Fuchs

     * 24.5       Power of Attorney executed by Frank Gifford

     * 24.6       Power of Attorney executed by E. Gregory Hookstratten

     * 24.7       Power of Attorney executed by Morton L. Janklow

     * 24.8       Power of Attorney executed by Quincy Jones

     * 24.9       Power of Attorney executed by Stan Lee

     * 24.10      Power of Attorney executed by Scott C. Marden

     * 24.11      Power of Attorney executed by Scott M. Sassa

     * 24.12      Power of Attorney executed by David J. Schreff

     * 24.13      Power of Attorney executed by Terry C. Stewart

     * 24.14      Power of Attorney executed by Kenneth Ziffren

     * 27         Financial Data Schedule
         ------------------------------------------
         *Filed herewith.

         (b) Reports on Form 8-K filed during the last quarter of the year ended December 31, 1996.

         Form 8-K dated November 20, 1996.

         Form 8-K dated December 27, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARVEL ENTERTAINMENT GROUP, INC.

                                                     (Registrant)


April 15, 1997                        By:   /s/ Scott M. Sassa
                                         --------------------------------------
                                                Scott M. Sassa
                                                Chairman and Chief Executive
                                                Officer
                                                (Principal Executive Officer)


Dated: April 15, 1997                 By:   /s/ Bobby G. Jenkins
                                         --------------------------------------
                                                Bobby G. Jenkins
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                            TITLE              DATE
         ---------                            -----              ----
         Ronald O. Perelman *               Director         April  15, 1997
------------------------------------
         Ronald O. Perelman


         William C. Bevins*                 Director         April  15, 1997
------------------------------------
         William C. Bevins


         Donald G. Drapkin *                Director         April  15, 1997
------------------------------------
         Donald G. Drapkin


         Michael J. Fuchs *                 Director         April  15, 1997
------------------------------------
         Michael J. Fuchs


         Frank Gifford  *                   Director         April  15, 1997
------------------------------------
         Frank Gifford


         E. Gregory Hookstratten *          Director         April  15, 1997
------------------------------------
         E. Gregory Hookstratten


         Morton L. Janklow *                Director         April  15, 1997
------------------------------------
         Morton L. Janklow


                                             SIGNATURES (continued)

         SIGNATURE                            TITLE              DATE
         ---------                            -----              ----
         Quincy Jones*
------------------------------------        Director         April  15, 1997
         Quincy Jones


         Stan Lee *                         Director         April  15, 1997
------------------------------------
         Stan Lee


         Scott C. Marden*                   Director         April  15, 1997
------------------------------------
         Scott C. Marden

/s/      Scott M. Sassa                     Director         April  15, 1997
------------------------------------
         Scott M. Sassa

         David J. Schreff*                  Director         April  15, 1997
------------------------------------
         David J. Schreff

         Terry C. Stewart*                  Director         April  15, 1997
------------------------------------
         Terry C. Stewart


         Kenneth Ziffren *                  Director         April  15, 1997
------------------------------------
         Kenneth Ziffren

  * The undersigned by signing his name hereto does hereby execute this Annual Report pursuant to powers of attorney filed as exhibits to this Annual Report.


                                            By:  /s/  Steven R. Isko
                                                -------------------------------
                                                      Steven R. Isko
                                                      Attorney-in-fact

                       MARVEL ENTERTAINMENT GROUP, INC.
                            (DEBTOR-IN-POSSESSION)
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                               Page
                                                                                                               ----
Report of Independent Auditors-------------------------------------------------------------------------------- F-2



Consolidated Balance Sheets as of December 31, 1996 and 1995-------------------------------------------------- F-3



Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994------------------- F-4



Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 1996, 1995, and 1994-------------------------------------------------------------------- F-5



Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994-------------------- F-6



Notes to Consolidated Financial Statements-------------------------------------------------------------------- F-7



Schedule II - Valuation and Qualifying Accounts *------------------------------------------------------------- F-33



* - All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Marvel Entertainment Group, Inc.


         We have audited the accompanying consolidated balance sheets of Marvel Entertainment Group, Inc. (Debtor-in-Possession) ("Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Entertainment Group, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, on December 27, 1996, the Company, together with eight of its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of requisite parties under the United States Bankruptcy Code and confirmation of the Bankruptcy Court, the ability to comply with its debtor-in-possession financing agreement, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. In addition, the Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flows and is currently in default under substantially all of its debt agreements (other than the Toy Biz, Inc. debt agreement). These matters raise substantial doubt about the Company's ability to continue as a going concern. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.


                                                              Ernst & Young LLP


New York, New York
March 28, 1997

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                          December 31,
                                                                       1996         1995
                                                                     --------     --------
ASSETS
Current assets:
  Cash .........................................................     $   25.1     $   53.6
  Accounts receivable, net .....................................        229.1        236.7
  Inventories, net .............................................         78.1         82.4
  Deferred income taxes ........................................          6.2         50.4
  Income tax receivable ........................................         11.8         24.6
  Prepaid expenses and other ...................................         49.2         42.9
                                                                     --------     --------
    Total current assets .......................................        399.5        490.6

Property, plant and equipment, net .............................         79.5         71.3
Goodwill and other intangibles, net ............................        317.6        604.0
Deferred charges and other .....................................         47.4         60.4
                                                                     --------     --------
    Total Assets ...............................................     $  844.0     $1,226.3
                                                                     ========     ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable .............................................     $   98.5     $  104.8
  Accrued expenses and other ...................................        174.7        194.8
  Short term borrowings ........................................         47.3         13.3
  Current portion of long-term debt ............................         10.6          5.2
  Liabilities subject to settlement under reorganization .......         14.7          -
                                                                     --------     --------
    Total current liabilities ..................................        345.8        318.1

Long-term debt .................................................        145.0        581.3
Other long-term liabilities ....................................         20.4         48.7
Liabilities subject to settlement under reorganization .........        488.5          -
                                                                     --------     --------
    Total liabilities ..........................................        999.7        948.1

Minority interest in Toy Biz ...................................        100.6         70.4
                                                                     --------     --------
Stockholders' (deficit) equity:

  Preferred stock, $.01 par value; 50,000,000 shares
    authorized, none issued ....................................          -            -

  Common Stock, $.01 par value; 250,000,000 shares authorized,
    101,809,657 and 101,702,664 shares issued and outstanding
    at December 31, 1996 and 1995, respectively ................          1.0          1.0
  Additional paid-in capital ...................................         93.1         92.4
  (Accumulated deficit) retained earnings ......................       (350.3)       114.1
  Cumulative translation adjustment ...........................         (0.1)         0.3
                                                                     --------     --------
    Total Stockholders' (Deficit) Equity .......................       (256.3)       207.8
                                                                     --------     --------
    Total Liabilities and Stockholders' (Deficit) Equity .......     $  844.0     $1,226.3
                                                                     ========     ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                     For the years ended
                                                                                         December 31,
                                                                                 ----------------------------
                                                                                   1996      1995      1994
                                                                                 --------  --------  --------
Net revenues ................................................................... $  745.5  $  828.9  $  514.8
Cost of sales ..................................................................    536.4     533.3     273.4
Selling, general & administrative expenses .....................................    244.5     226.7     117.6
Restructuring charges ..........................................................     15.8      25.0       -
Depreciation and amortization ..................................................     31.8      21.2       4.0
Amortization of goodwill, intangibles and deferred charges .....................    303.3      17.9      10.9
Interest expense, net ..........................................................     58.9      43.2      17.1
Foreign exchange loss/(gain), net ..............................................      1.1      (0.4)     (0.6)
Gain on sale of Toy Biz common stock ...........................................     22.0      14.3       -
Equity in net (loss) income of unconsolidated subsidiaries and other, net ......     (1.2)      1.7      11.9
                                                                                 --------  --------  --------
(Loss) income before reorganization items, provision for income taxes,
  minority interest and extraordinary item .....................................   (425.5)    (22.0)    104.3
Reorganization items ...........................................................      5.5       -         -
                                                                                 --------  --------  --------
(Loss) income before provision for income taxes,
  minority interest and extraordinary item .....................................   (431.0)    (22.0)    104.3
Provision for income taxes .....................................................     21.7       5.7      42.5
                                                                                 --------  --------  --------
(Loss) income before minority interest and extraordinary item ..................   (452.7)    (27.7)     61.8
Minority interest in earnings of Toy Biz .......................................     11.7      17.4       -
                                                                                 --------  --------  --------
(Loss) income before extraordinary item ........................................   (464.4)    (45.1)     61.8
Extraordinary item, net of taxes ...............................................      -        (3.3)      -
                                                                                 --------  --------  --------
Net (loss) income ..............................................................  ($464.4)   ($48.4)    $61.8
                                                                                 ========  ========  ========
(Loss) earnings per share:
(Loss) income before extraordinary item ........................................   ($4.56)   ($0.45)    $ .60
Extraordinary item .............................................................       -      (0.03)       -
                                                                                 --------  --------  --------
Net (loss) income ..............................................................   ($4.56)   ($0.48)    $ .60
                                                                                 ========  ========  ========
Weighted average number of common and common equivalent shares
  outstanding (in millions) ....................................................    101.8     101.7     103.7
                                                                                 ========  ========  ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                             (DOLLARS IN MILLIONS)


                                                                                 (Accumulated
                                                                  Additional       Deficit)/       Cumulative
                                                       Common      Paid-in         Retained       Translation
                                                       Stock       Capital         Earnings        Adjustment     Total
                                                      --------   ------------    --------------  -------------   -------
Balance at January 1, 1994 .......................      $1.0       $47.0             $100.7          ($1.4)      $147.3

Exercise of stock options ........................       -          22.0                -              -           22.0
Tax benefit from exercise of stock options .......       -          12.2                -              -           12.2
Currency translation adjustment ..................       -           -                  -             (0.3)        (0.3)
Net income .......................................       -           -                 61.8            -           61.8
                                                      --------   ------------    --------------  -------------   -------
Balance at December 31, 1994 .....................       1.0        81.2              162.5           (1.7)       243.0

Exercise of stock options ........................       -           8.1                -              -            8.1
Tax benefit from exercise of stock options .......       -           3.1                -              -            3.1
Currency translation adjustment ..................       -           -                  -              2.0          2.0
Net loss .........................................       -           -                (48.4)           -          (48.4)
                                                      --------   ------------    --------------  -------------   -------
Balance at December 31, 1995 .....................       1.0        92.4              114.1            0.3        207.8

Exercise of stock options ........................       -           0.5                -              -            0.5
Tax benefit from exercise of stock options .......       -           0.2                -              -            0.2
Currency translation adjustment ..................       -           -                  -             (0.4)        (0.4)
Net loss .........................................       -           -               (464.4)           -         (464.4)
                                                      --------   ------------    --------------  -------------   -------
Balance at December 31, 1996 .....................      $1.0       $93.1            ($350.3)         ($0.1)     ($256.3)
                                                      ========   ============    ==============  =============   =======

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                           For the years ended
                                                                                               December 31,
                                                                                       ----------------------------
                                                                                         1996      1995      1994
                                                                                       --------  --------  --------
Cash flows from operating activities:
Net (loss) income ...................................................................  ($464.4)   ($48.4)   $ 61.8
                                                                                       --------  --------  --------
 Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:

  Depreciation and amortization .....................................................     56.6      39.2      14.9
  Writedown of goodwill and other intangibles .......................................    278.5       -         -
  Provision (benefit) for deferred income taxes .....................................     24.2      (5.2)      6.0
  Extraordinary item, net ...........................................................      -         3.3       -
  Undistributed earnings of unconsolidated subsidiaries .............................     (0.8)     (1.7)    (10.2)
  Distributions from unconsolidated subsidiary ......................................      -         3.0       -
  Gain from sale of Toy Biz common stock ............................................    (22.0)    (14.3)      -
  Minority interest in earnings of Toy Biz ..........................................     11.7      17.4       -
  Other .............................................................................      -        (0.5)     (1.7)
  Changes in assets and liabilities, net of effect of acquisitions and a previously unconsolidated subsidiary:

   Decrease (increase) in accounts receivable, net ..................................      8.1      (7.5)    (79.7)
   Decrease (increase) in inventories ...............................................      2.1      (9.1)     (9.3)
   Decrease (increase) in other assets ..............................................      6.7     (19.3)    (16.9)
   (Decrease) increase in accounts payable ..........................................     (8.3)     14.9       4.3
   Increase in accrued expenses and other ...........................................      4.7      31.7      43.5
                                                                                       --------  --------  --------
Total adjustments ...................................................................    361.5      51.9     (49.1)
                                                                                       --------  --------  --------
   Net cash (used in) provided by operating activities ..............................   (102.9)      3.5      12.7
                                                                                       --------  --------  --------
Cash flows from investing activities:

  Capital expenditures (including product development and package design costs) .....    (43.2)    (42.5)     (4.2)
  Net proceeds from sale of investment in Toy Biz ...................................     35.7       -         -
  Acquisition of SkyBox, net of cash and cash equivalents acquired ..................      -      (162.5)      -
  Acquisition of Panini, net of cash and cash equivalents acquired ..................      -         -      (133.2)
  Other acquisitions, net of cash and cash equivalents acquired .....................      -       (27.5)    (15.6)
  Other investing activities ........................................................     (3.3)      2.0      (5.1)
                                                                                       --------  --------  --------
   Net cash used in investing activities ............................................    (10.8)   (230.5)    (158.1)
                                                                                       --------  --------  --------
Cash flows from financing activities:

  Net (repayments) borrowings under term portion of credit agreements ...............     (5.3)    184.8       92.3
  Net borrowings under revolving portion of credit agreement ........................     47.5       5.0       44.5
  Net borrowings under DIP Loan .....................................................     10.0       -          -
  Net borrowings (repayments) under former credit agreement and other debt ..........     27.0      20.2       (9.5)
  Net proceeds to Toy Biz from common stock offerings ...............................      9.3      44.1        -
  Proceeds from exercise of stock options ...........................................      0.5       8.1       22.0
  Debt issuance costs ...............................................................     (3.2)     (9.6)      (2.2)
  Other financing activities ........................................................     (1.0)      0.4        -
                                                                                       --------  --------  --------
   Net cash provided by financing activities ........................................     84.8     253.0      147.1
                                                                                       --------  --------  --------
Effect of exchange rate changes on cash .............................................      0.4       2.0       (0.6)
                                                                                       --------  --------  --------
Cash balance from previously unconsolidated subsidiary ..............................      -         7.5        -
                                                                                       --------  --------  --------
Net (decrease) increase in cash .....................................................    (28.5)     35.5        1.1

Cash, at beginning of period ........................................................     53.6      18.1       17.0
                                                                                       --------  --------  --------
Cash, at end of period ..............................................................    $25.1     $53.6      $18.1
                                                                                       ========  ========  ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       MARVEL ENTERTAINMENT GROUP, INC.
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


1.       BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements include the accounts of Marvel Entertainment Group, Inc. ("Marvel") and its subsidiaries (collectively, the "Company"). The consolidated financial statements of the Company include the operations of SkyBox International Inc. and its subsidiaries (collectively, "SkyBox") from the date of its acquisition on April 27, 1995, the operations of Panini S.p.A. and its subsidiaries (collectively, "Panini") from the date of its acquisition on August 31, 1994 and the consolidation of Toy Biz, Inc. and its subsidiaries (collectively "Toy Biz") since its initial public offering on March 2, 1995 (the "Toy Biz IPO")(See Note
4). The Company's operations consist of (i) the publication and sale of comic books and children's magazines, (ii) the manufacture and distribution of sports and entertainment trading cards and children's activity sticker collections,
(iii) consumer products, media and advertising-promotion licensing of the various characters owned by the Company, (iv) the design, marketing and distribution of toys and (v) the manufacture and distribution of adhesives and confectionery products. All significant intercompany transactions and accounts have been eliminated in consolidation.

         Marvel was incorporated on December 2, 1986, in the State of Delaware. Marvel (Parent) Holdings Inc. ("Parent Holdings"), an indirect wholly owned subsidiary of Andrews Group Incorporated ("Andrews Group"), a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco" and together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman, together with additional subsidiaries of Mafco, owned approximately 81.2% of the common stock, par value, $.01 per share, ("Common Stock") of the Company as of December 31, 1996. See Note 3.

         The Company experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Credit Agreements (as defined below, see Note 5) beginning in the Fall of 1996. The Company commenced discussions in the Fall of 1996 with Andrews Group, its indirect parent, regarding an equity infusion in order to provide for the Company's cash requirements and with The Chase Manhattan Bank, agent bank for the Credit Agreements, regarding a restructuring of the Credit Agreements.

         On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"); SkyBox International, Inc. ("SkyBox"); Marvel Characters, Inc.; Heroes World Distribution, Inc. ("Heroes World"); The Asher Candy Company; Malibu Comics Entertainment, Inc. ("Malibu"); Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (along with Marvel, the "Debtor Companies") filed petitions for relief and a plan of reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. Panini S.p.A. ("Panini"), Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the Joint Venture developing the Marvel Mania restaurants (each as defined below), see "Business -- Strategic Initiatives -- Marvel Mania") and Toy Biz, Inc. ("Toy Biz"), all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code.

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 debtor-in-possession financing facility (the "DIP Loan"), which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank, and is available to the Company until June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 5.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Sales are recorded upon shipment of products. Sales made on a returnable basis are recorded net of provisions for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions. Subscription revenues generally are collected in advance for a one year subscription and are recognized as income on a

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


pro-rata basis over the subscription period. Income from licensing of characters owned by the Company is recorded at the time characters are available to the licensee and collection is reasonably assured. Receivables due more than one year beyond the balance sheet date are discounted to their present value.

ADVERTISING EXPENSE

         Advertising production costs are expensed when the advertisement is first run. Media advertising costs are expensed on the projected sales method during interim periods. Advertising expense was $69.0, $69.2, and $38.5 in 1996, 1995, and 1994, respectively. The amount of advertising costs included in prepaid expenses and other as of December 31, 1996 and 1995 was $2.2 and $2.8, respectively.

ROYALTIES

         Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are generally expensed as incurred based on sales of related products.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to provision for returns and other sales allowances, doubtful accounts, the realizability of inventories, goodwill and other intangible asset impairment and pro forma information related to stock options.

INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out
(FIFO)) or market.

PROPERTY, PLANT AND EQUIPMENT

         All expenditures for additions and improvements to property, plant and equipment are capitalized and normal repairs and maintenance are charged to expense as incurred. Construction-in-progress principally includes machinery and equipment being constructed for the Company by outside vendors under contract.

GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles, except goodwill related to the trading card business, are amortized on the straight-line basis principally over 40 years. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill and other intangibles is to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill and other intangibles will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of goodwill and other intangibles will be reduced to its estimated fair value.

         During the fourth quarter of 1996, the Company recorded a noncash write-down to goodwill and other intangibles of approximately $273.0 that has been classified as amortization of goodwill and other intangibles. Remaining goodwill associated with the Company's trading cards operations is approximately $110.0, which will be amortized on the straight-line basis over 15 years. See Note 13.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


DEFERRED CHARGES

         Deferred charges and other includes deferred debt issue costs, which are mainly costs associated with the Company's credit facilities that are amortized over the remaining term of the related agreements (see Note 5).

TRANSLATION OF FOREIGN CURRENCIES

         The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of subsidiaries are translated at the exchange rate in effect at year-end. Income statement accounts and cash flows are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates are included in the cumulative translation adjustment account in stockholders' equity. Transaction adjustments arising from the use of differing exchange rates, including intercompany account balances, are included in net income.

EARNINGS PER SHARE

         Earnings per share have been computed using the weighted average number of common and common equivalent shares for the respective period, except for 1995 and 1996, where the effect of common equivalent shares is antidilutive.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the current year presentation.

3.       CHAPTER 11 REORGANIZATION

         Certain significant and long-term changes in market conditions associated with the Company's publishing and trading cards businesses have significantly and adversely affected the Company's net revenues and operating results in recent periods.

         The Company experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Credit Agreements (as defined below, see Note 5) beginning in the Fall of 1996. The Company commenced discussions in the Fall of 1996 with Andrews Group, its indirect parent, regarding an equity infusion in order to provide for the Company's cash requirements and with The Chase Manhattan Bank, agent bank for the Credit Agreements, regarding a restructuring of the Credit Agreements.

         On December 27, 1996, the Debtor Companies filed petitions for relief and a plan of reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Panini, Marvel Restaurants and Toy Biz, all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code.

         The Plan of Reorganization, filed on December 27, 1996 (as amended, the "Plan"), contemplated that pursuant to the Stock Purchase Agreement dated December 26, 1996, between Andrews Group and Marvel, Andrews Group, or an affiliate thereof, would acquire from Marvel, a number of shares of Common Stock (or its equivalent) that would represent 80.1% of the shares of reorganized Marvel after giving effect to such acquisition, in consideration for $365 in cash or, at the option of Andrews Group, shares of class A common stock, par value $.01 per share of Toy Biz (the "Class A Common Stock") or a combination of the foregoing (the "Andrews Investment"). The Plan contemplated that in connection with the Andrews Investment, the Company would acquire the Class A Common Stock not owned by Marvel, Andrews Group or their affiliates pursuant to a Merger Agreement between Andrews Group and Toy Biz and a Stock Purchase Agreement with the two other principal stockholders of Toy Biz. The Plan also contemplated a new $160 credit facility for Toy Biz to be used for working capital purposes of the Company, including Toy Biz, and to fund the Company's strategic initiatives. See "Business -- Strategic Initiatives." As of

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


March 14, 1997, the Company owned 7,394,000 shares of class B common stock of Toy Biz (the "Class B Common Stock"), representing 26.6% of the equity of Toy Biz, and 78.4% of the voting power relating to Toy Biz. This plan has since been withdrawn as described below.

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank, and is available to the Company until June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 5.

         In 1993, Marvel Holdings Inc. ("Marvel Holdings") issued approximately $517.4 principal amount at maturity of Senior Secured Discount Notes due 1998. In 1993, Parent Holdings issued approximately $251.7 principal amount at maturity of Senior Secured Discount Notes due 1998 (the "Parent Holdings Notes"). In 1994, Marvel III Holdings Inc. ("Marvel III" and collectively with Marvel Holdings and Parent Holdings, the "Marvel Holding Companies") issued $125 principal amount of 9-1/8% Senior Secured Notes due 1998 (the "Marvel III Notes"). Marvel Holdings and Parent Holdings have, in the aggregate, pledged 77,302,326 shares of the Company's common stock to secure such notes (the "Pledged Common Stock"), and an additional approximately 2.9 million shares are subject to a negative pledge under the indenture to the notes issued by Marvel Holdings. In addition, Parent Holdings has pledged the common stock of Marvel Holdings to secure the Parent Holding Notes, and Marvel III has pledged the common stock of Parent Holdings to secure the Marvel III Notes (collectively with the Pledged Common Stock, the "Pledged Stock").

         On December 27, 1996, the Marvel Holding Companies filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. The chapter 11 cases commenced by the Marvel Holding Companies have not been procedurally consolidated and are not jointly administered with the Debtor Companies' chapter 11 cases.

         On January 9, 1997, the United States Trustee appointed a committee of creditors holding unsecured claims against the Marvel Holding Companies (the "Creditors Committee") under section 1102(a) of the Bankruptcy Code. The members of the Creditors Committee, as originally appointed, include: The Bank of New York, High River Limited Partnership, Westgate International, L.P., Schultz Investments, WHERCO, Inc., M3, LLC and United Equities Commodities Company.

         On January 13, 1997, the Creditors Committee filed a motion (the "Stay Relief Motion") in the Holdings Companies' chapter 11 cases seeking (i) relief from the automatic stay to permit LaSalle National Bank, as successor indenture trustee (the "Holding Companies' Trustee"), on behalf of the holders of the notes issued by the Marvel Holding Companies, to foreclose upon, and vote, the Pledged Stock and (ii) dismissal of the Marvel Holding Companies' chapter 11 cases. On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay to allow the Holding Companies' Trustee to vote and to foreclose upon the Pledged Stock. On February 27, 1997, the Company and the Marvel Holding Companies filed a notice of appeal with respect to such order.

         On February 12, 1997, the Office of the United States Trustee appointed a committee of equity security holders of the Debtor Companies under section 1102(a)(1) of the Bankruptcy Code (the "Equity Committee"). The Equity Committee presently consists of: Barclay's Global Investors, Marty Solomon, Robert A. Della Camera, Peter E. Kelly, Jr., Gladys V. Veidemanis and Ronald Cantor.

         On March 7, 1997, Andrews Group exercised its right to terminate the Stock Purchase Agreement with the Company. On the same date, Andrews Group informed Toy Biz and the two principal stockholders of Toy Biz that, as a result of the termination of the Andrews Investment, a condition to closing under the Merger Agreement with Toy Biz and the Stock Purchase Agreement would not be satisfied, that Andrews Group did not intend to waive the

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


satisfaction of such condition and therefore the transaction contemplated by such agreements would not be consummated. As a consequence of the termination of the Stock Purchase Agreement, the Plan has been withdrawn.

         On March 7, 1997, the Creditors Committee indicated that it would make a proposal whereby the holders of Common Stock (other than Mafco and its affiliates) and holders of the notes of the Marvel Holding Companies would make a $365 infusion into the Company as part of a new Plan of Reorganization through a rights offering that would be backstopped by certain members of the Creditors Committee, including an entity controlled by Carl Icahn (the "Icahn Group") (as subsequently amended, the "Committee Proposal"). The Committee Proposal did not specify whether all of the $365 would be added to the equity of the Company or whether a portion of the proceeds would be used to repay borrowings under the Credit Agreements, and does not contemplate Toy Biz becoming a wholly owned subsidiary of Marvel. The Committee Proposal contemplated that prior to confirmation of any plan of reorganization reflecting the Committee Proposal, the current Board of Directors of the Company would be replaced by designees of the Creditors Committee. Such proposal was subject to further negotiations with the Company and the Company's bank lenders, but an agreement with these entities was never reached.

         On March 19, 1997, the Creditors Committee notified the Company that on March 25, 1997 it would cause the Holding Companies' Trustee to vote the Pledged Stock to replace the Board of Directors of the Company and the Holding Companies. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of the Company and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of Section 362 of the Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed a motion to lift the automatic stay in the Debtor Companies' cases in order to permit the Creditors Committee and the Holding Companies' Trustee to replace the Board of Directors of Marvel. A hearing date on such motion has been set for May 14, 1997. On the same date, the Creditors Committee filed an emergency appeal of the restraining order of the Bankruptcy Court issued on March 24, 1997 preventing the replacement of the Board of Directors of Marvel. A briefing schedule has been set for the emergency appeal and a hearing date for such appeal has been set for May 1, 1997.

         There can be no assurance that any plan of reorganization under the Bankruptcy Code reflecting the Committee Proposal or a proposal made by any other party will be proposed, or that if a plan is proposed, such plan of reorganization will be confirmed under the Bankruptcy Code.

         If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

         Although there can be no assurance, the Company believes that borrowings under the DIP Loan and internally generated funds will be sufficient through the date of maturity of the DIP Loan to enable the Debtor Companies to meet their consolidated cash requirements, including debt service. The DIP Loan expires April 30, 1997 and the maturity of the DIP Loan may be extended at the option of Marvel to June 30, 1997. As part of the Plan, a group of lenders had committed to lend $160 to Toy Biz which could be used by the Company and its subsidiaries, including Toy Biz, to fund working capital and strategic investments and repay borrowings outstanding under the DIP Loan. Such

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


commitments have been terminated as a result of the withdrawal of the Andrews Investment and the Plan. In addition the DIP Loan is subject to a number of events of default and conditions of borrowing. In the event borrowings under the DIP Loan become due either upon maturity or an event of default, prior to a plan of reorganization being confirmed under the Bankruptcy Code and consummated, then the Debtor Companies will have to seek one or more alternatives to provide for its cash requirements (including the repayment of borrowings under the DIP Loan), including seeking alternative debtor-in-possession financing and/or sales of assets and/or sales of one or more of the Company's businesses. Although there can be no assurance, the Company believes that its Panini subsidiary should be able to meet its cash requirements, including for debt service and repayment, from permissible advances by Marvel of borrowings under the DIP Loan, local borrowings and internally generated funds. The Company anticipates that internally generated funds of Toy Biz and borrowings under Toy Biz's credit agreement will be sufficient to enable Toy Biz to meet its cash requirements, including debt service, for the foreseeable future. See Note 5.

         As part of the chapter 11 process, the Debtor Companies have received a significant amount of proofs of claims. The Company is currently in the process of reviewing these claims and have found that a majority of these claims are without merit. Although the Company feels that reserves as of December 31, 1996 are adequate to cover the ultimate liability of these claims, there can be no assurances that these claims will not be settled for amounts in excess of these reserves.

         Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be subject to settlement, have been classified as obligations subject to Chapter 11 reorganization proceedings and include the following estimated amounts at December 31, 1996:

          Total accrued expenses                                  $14.7
                                                               ===========
          Debt:
              U.S. Term Loan Agreement                           $350.0
              Amended and Restated Credit Agreement               120.0
              Additional Revolving Credit Facility                 15.0
                                                               -----------
              Total debt                                          485.0
          Other long-term liabilities                               3.5
                                                               -----------
          Total long-term liabilities                            $488.5
                                                                 ======

         Total bankruptcy reorganization items of $5.5 for the year ended December 31, 1996 include professional charges and other costs typical to those incurred by entities in bankruptcy.

4.       TOY BIZ COMMON STOCK OFFERINGS

         On March 2, 1995, Toy Biz, completed the Toy Biz IPO in which it issued and sold 2,750,000 shares of Class A Common Stock at $18 per share. As part of the Toy Biz IPO, a stockholder sold 700,000 shares of Class A Common Stock at $18 per share. The net proceeds to Toy Biz, after deducting commissions and offering expenses, of $44.1 were used to pay outstanding amounts due under subordinated notes held by the Company and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. In 1995, the Company recorded a gain of $14.3 on the Toy Biz IPO in recognition of the net increase in value of the Company's investment in Toy Biz. In August 1996, Toy Biz sold in an offering 700,000 shares of its Class A Common Stock at a price to the public of $15 per share. As part of the Toy Biz offering, the Company sold 2.5 million shares of its Toy Biz Class A Common Stock. In the third quarter of 1996, the Company recorded a gain on the sale of this common stock of approximately $22.0. The net proceeds to Toy Biz and the Company were approximately $9.3 and $35.7, respectively, after deducting amounts accrued for fees and expenses.

         In conjunction with the Toy Biz IPO, the Company's equity ownership percentage of Toy Biz decreased to 36.6% and its voting control increased to 85.3% and, as a result of the increase in voting control, the consolidated

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


financial statements of the Company include the result of operations, financial position and cash flows of Toy Biz. For periods prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method. As a result of the Company's sale of Class A Common Stock of Toy Biz in August 1996, the Company's ownership percentage of Toy Biz decreased to 26.6% and its voting control decreased to 78.4%.

         In connection with the Toy Biz IPO, Marvel, Mr. Perlmutter, certain affiliates of Mr. Perlmutter, Mr. Arad and Toy Biz entered into a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement provides that , upon a change of control of Marvel, Marvel is obligated to convert its shares of Class B Common Stock into Class A Common Stock, unless Mr. Perlmutter and Mr. Arad consent to such shares remaining Class B Common Stock. In such an event the Company would cease to consolidate Toy Biz's results in the consolidated financial statements of the Company.

5.       SHORT-TERM BORROWINGS AND DEBT

         Under credit arrangements for short-term borrowings arranged with a group of banks, Panini may borrow up to Italian Lire 69.5 billion (approximately $45.4 based on exchange rates at December 31, 1996) on such terms as Panini and the banks may mutually agree upon. These arrangements generally do not have termination dates but are reviewed annually for renewal. At December 31, 1996, the unused portion of the credit lines was Italian Lire
12.4 billion (approximately $8.1 based on exchange rates at December 31, 1996). The weighted average interest rate on short-term borrowings as of December 31, 1996 was 6.3%.

         The Company experienced significant operating losses during 1996 and failed to satisfy certain financial covenants contained in the Credit Agreements (as defined below). In addition, the filing of petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware by the Debtor Companies is an event of default under the Credit Agreements (as defined below).

         At the time that the Debtor Companies commenced their reorganization cases, they anticipated that their financing needs would be satisfied through a working capital facility extended by a group of financial institutions. Prior to the Petition Date, the Debtor Companies undertook to arrange such financing through different financial institutions and selected Chase Securities Inc. to arrange such financing. No principal payments on the pre-petition debt of the Debtor Companies will be made without the approval from the Bankruptcy Court or until a plan of reorganization defining the repayment terms has been confirmed. The Debtor Companies received approval from the Bankruptcy Court to pay, on time and in full, interest on the pre-petition debt of the Debtor Companies calculated at the applicable non-default rate or rates provided for pursuant to the Credit Agreements (as defined below).

         On the Petition Date, the Bankruptcy Court approved the DIP Loan dated as of December 27, 1996, among the Company, as borrower, the other Debtor Companies, as guarantors, and The Chase Manhattan Bank, as lender, on an interim basis and authorized the Company to borrow up to $20 thereunder based upon the anticipated cash needs of the Company for a specified period pending a final hearing thereon.

         On January 24, 1997, the Bankruptcy Court entered an order (the "DIP Order") approving the DIP Loan, as amended by the parties thereto to incorporate resolutions to issues articulated by the Bankruptcy Court at the final hearing to consider approval of the DIP Loan. The DIP Order authorized the Company to incur obligations under the DIP Loan not exceeding the commitment amount of $100. The DIP Loan is scheduled to expire 120 days from the Petition Date (extendible at Marvel's option in the absence of default) and the date of the occurrence of certain specified events.

         The liens securing the DIP Loan prime the liens securing the Credit Agreements (as defined below). The DIP Loan is necessary to the successful prosecution of the reorganization cases and confirmation of a plan of reorganization. Loans under the DIP Loan bear interest at a rate per annum equal to the one month Eurodollar Rate rounded upwards to the next 1/16 of 1% (as defined in the DIP Loan) , or Alternate Base Rate (as defined in the DIP
Loan) plus the Applicable Margin of 2 1/2% with respect to Eurodollar Loans and 1 1/2% with respect with Alternate Base Rate loans. The interest rate on Alternate Base Rate Loans at December 31, 1996, was 9.75%. Interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, and interest on Alternate Base Rate Loans is payable monthly in arrears. As of December 31, 1996, $10.0 was borrowed under this facility. At March 28, 1997, amounts available to borrow under this facility, net of amounts reserved under letters of credit, were $43.1.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         In connection with the Credit Agreements, each of the Debtor Companies executed security agreements and other collateral documents under which such Debtor Companies granted the lenders under the Credit Agreements security interests, liens, and mortgages in all or substantially all of their respective properties and interests in property as collateral security for the payment and performance of the obligations owing to such lenders. As at the Petition Date, such lenders asserted liens against, and claimed an entitlement to adequate protection of their liens on such properties and interest in property.

         The DIP Loan includes various restrictive covenants prohibiting the Company from, among other things, incurring additional indebtedness, with certain limited exceptions, making investments, except for certain limited exceptions, including for the Company's strategic initiatives, and making dividend, redemption and certain other payments on its capital stock. The DIP Loan also contains certain customary financial covenants and events of default for financing of this type, including a change of control covenant and an event of default if the royalty free license from Marvel to Toy Biz is rejected in the Company's bankruptcy proceedings.

         In connection with approval of the DIP Loan and entry of the DIP Order, the Debtor Companies consented to a grant of adequate protection to the holders of Senior Secured Claims in consideration for the right to use cash collateral and obtain post-petition financing under sections 363 and 364 of the Bankruptcy Code. Under the DIP Order, the holders of Senior Secured Claims (as defined in the DIP Order) were granted the following consideration as adequate protection to the extent of any diminution in the value of their collateral:
(i) a priority claim as contemplated by section 507(b) of the Bankruptcy Code,
(ii) periodic cash payments in an amount equal to current interest at the applicable non-default rate or rates provided for pursuant to the Credit Agreements and accrued letter of credit fees calculated at the rate or rates provided for in the Credit Agreements, and (iii) a lien on the properties and interests in property of Marvel and the guarantors of the Credit Agreements (including the capital stock of Toy Biz owned by Marvel), which lien shall have a priority junior to the priming and other liens to be granted in favor of The Chase Manhattan Bank under the DIP Loan.

Debt consists of the following:
                                               December 31,       December 31,
                                                  1996                1995
                                             ----------------   --------------
  U.S. Term Loan Agreement------------------    $  350.0            $  350.0
  Amended and Restated Credit Agreement-----       120.0                87.5
  Additional Revolving Credit Facility------        15.0                 -
  Term Loan Agreement-----------------------       139.3               139.5
  Other long term debt----------------------        16.3                 9.5
                                                --------            --------
  Subtotal----------------------------------       640.6               586.5
  Less amount reclassified*-----------------      (485.0)                -
  Less current maturities-------------------       (10.6)               (5.2)
                                                --------            --------
  Long-term debt----------------------------    $  145.0            $  581.3
                                                ========            ========

* - Amounts as of December 31, 1996 have been reclassed to "Liabilities subject to settlement under reorganization" in accordance with bankruptcy reporting prescribed by Statement 90-7. See Note 3.

         On December 20, 1996, the banks and financial institutions that were parties to the Credit Agreements entered into a Standstill Agreement and Amendment (the "Standstill Agreement") which grants the Company the right, for any outstanding loans under the Credit Agreements to remain as either Eurodollar or Eurocurrency Loans during the Standstill Period (as defined below). The Standstill Agreement also provides that the commitments under the Credit Agreements will not automatically terminate or be accelerated upon the commencement of the reorganization cases but rather will be suspended and reinstated upon confirmation of the Plan. Unless a payment default is continuing or certain other termination events are triggered, each lender under the Credit Agreements will agree not to exercise any remedies against any subsidiary of the Company which is not one of the Debtor Companies during the Standstill Period. Each lender under the Credit Agreements agreed not to transfer such Claim

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


to any entity that does not agree to be bound by the Standstill Agreement or support the Plan. Pursuant to the Standstill Agreement, the lenders under the Credit Agreements will permit the loans outstanding thereunder to be outstanding as Eurodollar Loans (or the equivalent) during the Standstill Period provided that, in the event that the interest period for any such Eurodollar Loans is longer than one month, such interest period shall have a scheduled expiry on or prior to June 30, 1997. The Standstill Period is the period commencing on December 27, 1996 and ending on June 30, 1997 (or, sooner, if a Final Order is entered confirming the Plan prior to such date or a payment default occurs).

         The Company's indebtedness is principally represented by the outstanding balance under the U.S. Term Loan Agreement, as defined below, the Amended and Restated Credit Agreement effective August 30, 1994 between the Company, a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "Amended and Restated Credit Agreement"), and the outstanding balance of the Term Loan Agreement, as defined below. The Applicable Margin under the Amended and Restated Credit Agreement for Alternate Base Rate loans is 2% and for Eurodollar Rate loans is 3%. The interest rate on Eurodollar Rate Loans at December 31, 1996 was approximately 8-17/32% to 8-7/8% per annum, depending upon the length of the relevant interest period.

         In April 1995, the Company entered into a $350.0 term loan agreement with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "U.S. Term Loan Agreement"). Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Eurodollar Rate Loans will, at the option of the Company, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 3% and (b) with respect to Alternate Base Rate loans, 2%. The interest rate on Eurodollar Rate Loans at December 31, 1996, was approximately 8 19/32% to 8 11/16% depending upon the length of the relevant interest period. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

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

         The Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans 3% and (b) with respect to Negotiated Rate Loans, 2%. The interest rate on Eurocurrency Rate Loans at December 31, 1996, was approximately 10 5/32%. Interest on Negotiated Rate Loans is payable quarterly in arrears and interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

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

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         During March 1996 and August 1996, the Company amended the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement to, among other things: (1) provide for an additional $25.0 revolving credit facility which was subsequently reduced to $15.0; (2) secure the borrowings with substantially all of the Company's domestic assets, other than the Company's investment in common stock of Toy Biz, and all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first tier foreign subsidiaries; and (3) amend certain financial covenants. The additional revolving credit facility is pari passu with the loans extended by the banks pursuant to the Company's existing loan agreements (collectively with the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, the additional revolving credit facility, the additional revolving credit facility and the Term Loan Agreement, the "Credit Agreements"). The additional revolving credit facility bears interest at a rate per annum equal to the Eurodollar Rate (as defined in the Term Loan Agreement), plus 2 3/4%, or the Alternate Base Rate (as defined in the Term Loan Agreement) plus 1 3/4%. The interest rate on the additional revolving credit facility at December 31, 1996 was 8.5%.

         In conjunction with the Toy Biz IPO, Toy Biz entered into a three year $30.0 revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank serves as administrative agent. Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz credit facility. Borrowings under the credit facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus, in each case, the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%. The credit facility requires Toy Biz to pay a commitment fee of 3/8 of 1% per annum on the average daily unused portion of the credit facility.

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

         The average cost of borrowings for the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement was approximately 8.83% for the year ended December 31, 1996. The average cost of borrowings for the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement was approximately 8 7/8% for the year ended December 31, 1995. The average cost of borrowings for the Amended and Restated Credit Facility for the year ended December 31, 1994 was 5.6% , and the average cost of borrowings for the Term Loan Agreement was 9 1/2 % for the four months ended December 31, 1994.

         The average cost of borrowings for the Toy Biz credit facility was approximately 8 1/4% and 8 1/2% for the years ended December 31, 1996 and 1995, respectively.

         Interest expense was $60.8, $47.1, and $19.1 in 1996, 1995, and 1994, respectively. Interest paid was $60.6, $42.7, and $18.1 in 1996, 1995, and 1994, respectively. The revolving credit portion of the Amended and Restated Credit Agreement at December 31, 1996 was fully drawn. The Amended and Restated Credit Agreement requires the Company to pay a commitment fee of 1/4 to 3/8 of 1% per annum on the unused portion.

         Due to the extenuating circumstances involving the Credit Facilities and other debt as a result of the chapter 11 filings, it is not practicable to estimate the fair value of these obligations as of December 31, 1996.

         Financing charges of $21.2 were incurred in connection with the Company's credit facilities which were deferred and are being amortized over the remaining term of the respective facilities.

         On February 27, 1997, the Bankruptcy Court entered an order lifting the automatic stay in the chapter 11 cases of the Marvel Holding Companies. On March 19, 1997, the Creditors Committee notified the Company that

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


on March 25, 1997 it would cause the Holding Companies' Trustee to vote the Pledged Stock to replace the Board of Directors of the Company and the Holding Companies. On March 24, 1997, the Court in the Debtor Companies' Bankruptcy cases issued a restraining order preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of the Company. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed a motion with the Bankruptcy Court seeking a lifting of the automatic stay in the Debtors Companies' cases in order to permit the Creditors Committee and the Holding Companies' Trustee to replace the Board of Marvel. A hearing date on such motion has been set for May 14, 1997. On the same date, the Creditors Committee filed an emergency appeal of the restraining order of the Bankruptcy Court issued on March 24, 1997 preventing the replacement of the Board of Directors of Marvel. A briefing schedule has been set for the emergency appeal and a hearing date for such appeal has beeen set for May 1, 1997. If the Holding Companies' Trustee were to among other things, vote the Pledged Stock to replace the Board of Directors of Marvel, such action would likely be a change of control of Marvel and therefore a default under, among other agreements, the DIP Loan.

         The scheduled aggregate maturities of the Company's long term debt, not subject to settlement under reorganization, per the underlying credit agreements that support each debt facility are as follows:

                                         For the Years Ending December 31,
                                         ---------------------------------
          1997-------------------------          $     10.6
          1998-------------------------                17.2
          1999-------------------------                27.8
          2000-------------------------                56.5
          2001-------------------------                43.5
          2002 and thereafter----------                   -
                                                 ----------
                                                   $  155.6
                                                 ==========

         The scheduled aggregate maturities of the Company's long term debt which is subject to settlement under reorganization per the underlying credit agreements that support each debt facility are as follows:

                                         For the Years Ending December 31,
                                         ---------------------------------
          1997-------------------------          $     15.0
          1998-------------------------                   -
          1999-------------------------                57.5
          2000-------------------------               125.0
          2001-------------------------               187.5
          2002 and thereafter----------               100.0
                                                 ----------
                                                   $  485.0
                                                 ==========


6.       EMPLOYEE BENEFIT PLANS

SAVINGS PLANS

         The Marvel Entertainment Group, Inc. Savings and Investment Plan is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all full-time non-union salaried and hourly employees who have at least one year of service and matches contributions by employees in an amount equal to 100% of the first 3% of eligible compensation contributed and 25% of the next 3% of eligible compensation contributed, up to a maximum of 3.75% of the employees' compensation. In addition, Toy Biz has a 401(k) Profit Sharing Plan and Trust that covers all employees of Toy Biz over the age of twenty who have been employed by Toy Biz for at least six months. Toy Biz matches contributions by employees in an amount equal to 20% of that employee's contribution that does not exceed 6% of the employee's compensation for that period. The provisions for contributions under these plans were $.5 in 1996, 1995 and 1994.

PENSION PLANS AND POSTRETIREMENT BENEFITS

         Fleer and SkyBox have noncontributory defined benefit pension plans for salaried employees. Effective as of September 1, 1996, such pension plans were merged with Fleer becoming the plan sponsor. The benefits are based on the employee's years of service and highest five years of compensation. Contributions are intended to provide for benefits attributed to service to date and for those expected to be earned in the future. Employees are eligible to participate in the pension plan after two years of service at which time they are fully vested. The projected benefit obligation was $17.7 and $17.9 and plan assets were approximately $14.5 and $15.0 at December 31, 1996 and 1995, respectively. Pension expense for all periods was insignificant.

         Fleer has a postretirement medical and life insurance plan for salaried employees who retire after the age of 62. The Company accounts for these benefits in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". Benefits include postretirement coverage of medical insurance for the life of the retiree and spouse. The plan has only a limited number of participants. The Company's policy is to fund postretirement benefit costs as payments are made to participants. At December 31, 1996, 1995 and 1994, and for the years then ended, the postretirement benefit obligation and expense were insignificant.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


STOCK OPTION PLAN

         Under the terms of the Marvel Entertainment Group, Inc. Amended and Restated Stock Option Plan (the "Stock Option Plan"), incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights ("SARs") may be granted to key employees of, or consultants to, the Company and any of its affiliates from time to time. In May 1995, the Company was authorized to increase the aggregate number of shares of Common Stock as to which options and rights may be granted under the Stock Option Plan from 11,000,000 to 16,000,000 shares, including options described below.

         Information with respect to options under the Stock Option Plan follows:

                                                                                                    Weighted
                                                                                                    Average
                                                                                                    Exercise
                                                 Shares            Option price per share            Price
                                            -----------------     --------------------------      -------------
Outstanding at January 1, 1994----------         9,120,333           $  2.0625  - $26.75
Canceled---------------------------------          (10,001)          $  2.0625  - $14.50
Exercised-------------------------------        (3,012,732)          $  2.0625  - $14.50
Granted---------------------------------         1,975,000           $ 13.6875  - $18.50
                                            -----------------
Outstanding at December 31, 1994--------         8,072,600           $  2.0625  - $26.75
Exercised-------------------------------        (1,046,940)          $  2.0625  - $14.50
Canceled--------------------------------        (1,267,002)          $  2.0625  - $17.625
Granted---------------------------------         2,200,000           $   14.25  - $15.50
                                            -----------------
Outstanding at December 31, 1995--------         7,958,658           $  2.0625  - $26.75
Exercised-------------------------------          (106,993)          $  2.0625  -  $7.75               $11.945
Canceled--------------------------------        (1,128,668)          $  2.0625  - $26.75               $15.658
Granted---------------------------------         1,745,000           $  5.00    - $12.625               $9.850
                                            -----------------
Outstanding at December 31, 1996--------         8,467,997           $  2.0625  - $16.75
                                            =================

         At December 31, 1996, 6,078,867 shares (6,656,000 shares at December 31, 1995) were exercisable and 1,722,343 shares (1,732,000 shares at December 31, 1995) were available for future grants of options and rights. The weighted average fair value of options granted under the Stock Option Plan during 1996 was $.67 per share.

                                        Options Outstanding                           Options Exercisable
                                        -------------------                           -------------------
                          Number         Weighted Average                           Number
Ranges of Exercise    Outstanding at        Remaining       Weighted Average    Exercisable at     Weighted Average
      Prices         December 31, 1996   Contractual Life    Exercise Price    December 31, 1996    Exercise Price
   -------------     -----------------   ----------------    --------------    -----------------    --------------
    $2.00- $5.00         1,546,000             5.4                $2.54            1,296,000            $2.06
    $5.01-$10.00         3,468,300             6.7                $8.87            3,067,500            $8.90
   $10.01-$15.00         2,973,700             8.3               $13.71            1,502,033            $13.99
   $15.01-$20.00          479,997              8.2               $16.26             213,334             $16.04
                          -------                                                   -------
                         8,467,997             7.1                $9.83            6,078,867            $9.83
                         =========                                                 =========

         Toy Biz's 1995 Stock Option Plan provides for the issuance of stock options ("Toy Biz Options") and SARs for up to 1,350,000 shares of Class A Common Stock at a fair market value at the time of grant. One-third of the Toy Biz Options become exercisable at the date of grant (the "Grant Date"), and the balance of the Toy Biz Options become exercisable in equal increments on the first and second anniversaries of the Grant Date. At December 31, 1996 and 1995, Toy Biz Options for 691,211 and 329,187, respectively were exercisable. As of December 31,

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


1996, no SARs have been granted and Toy Biz Options with respect to 186,321 shares of Class A Common Stock are available for future grant. The weighted average fair value of Toy Biz Options granted during 1995 and 1996 were $6.85 per share and $6.15 per share, respectively.

         Information with respect to options under Toy Biz's 1995 Stock Option Plan follows:

                                              Shares           Weighted Average
                                              ------            Exercise Price
                                                                --------------
Outstanding at January 1, 1995                  --                      --
Forfeited                                    (33,268)                 $18.000
Exercised                                    (20,130)                 $18.000
Granted                                    1,049,000                  $18.173
                                           ---------
Outstanding at December 31, 1995             995,602                  $18.183
Exercised                                    (22,664)                 $18.000
Forfeited                                    (47,303)                 $18.119
Granted                                      195,250                  $17.111
                                           ---------
Outstanding at December 31,1996            1,120,885                  $18.002
                                           =========



         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). For the purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1996              1995
                                               -------------     -------------
          Net loss, as reported                  ($464.4)           ($48.4)
          Pro Forma net loss                     ($470.4)           ($52.0)

          Pro Forma net loss per share            ($4.62)           ($0.51)
                                               =============     =============

         The fair value for each option grant under the Stock Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk free interest rates ranging from 5.40% to 6.53%; no dividend yield; expected volatility ranging from .466 to .487 and expected life of three years. The fair value for each option grant under Toy Biz's 1995 Stock Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk free interest rates ranging from 5.26% to 7.19%; no dividend yield; expected volatility of .354 and expected lives of three to five years. The option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The value of the options granted under the Stock Option Plan is directly related to the value of the Common Stock. The closing sale prices for Common Stock and Class A Common Stock as of March 27, 1997 were $2.50 per share and $9.25 per share, respectively. Presently, there is no plan of reorganization. There can be no assurances

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


that the holders of equity interests of Marvel will receive any consideration for such equity interests under any plan of reorganization.

7.       INCOME TAXES

         The Company, with the exception of Toy Biz, is included in the consolidated federal income tax return, and in some cases the state income tax returns, of Mafco and its subsidiaries. Toy Biz files separate federal and state income tax returns. For all periods presented, federal and state income taxes are provided as if the Company filed its own income tax returns.

         The Company records income taxes using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

         Since May 19, 1993, the Company has been operating under a tax sharing agreement with Mafco or an affiliate of Mafco which provides that federal income taxes be paid as if the Company were a separate taxpayer. The Company filed separate federal income tax returns for the periods July 23, 1991 (the date of the initial public offering) through May 18, 1993. Federal income taxes paid to Mafco affiliates were $0.1 and $13.6 in 1995 and 1994, respectively. Refunds received from Mafco affiliates were $17.1 in 1996 relating to prior years. Total income taxes paid (refunded), including the payments to and from Mafco affiliates, were $(6.1), $16.5 and $15.9 in 1996, 1995 and 1994, respectively.

         Components of the provision for income taxes consisted of the following:

                                                              1996          1995           1994
                                                           -----------    ----------    -----------
         Income (loss) before provision for taxes:
                  Domestic...............................   $(421.2)      $  (56.6)     $   92.7
                  Foreign................................      (9.8)          34.6          11.6
                                                           -----------    ----------    -----------
                                                           $ (431.0)      $  (22.0)     $  104.3
                                                           ===========    ==========    ===========





         Provision (Benefit) for income taxes:
         Current:
                  Federal................................  $   (5.0)      $   (0.1)     $   25.9
                  State and local........................       2.9            2.9           5.7
                  Foreign................................      (0.4)           8.1           4.3
                                                           -----------    ----------    -----------
                                                               (2.5)          10.9          35.9
                                                           -----------    ----------    -----------
         Deferred:
                  Federal................................      22.8          (12.9)          3.2
                  State and local........................       4.2            1.0           1.7
                  Foreign................................      (2.8)           6.7           1.7
                                                           -----------    ----------    -----------
                                                               24.2           (5.2)          6.6
                                                           -----------    ----------    -----------

                                                           $   21.7       $    5.7      $   42.5
                                                           ===========    ==========    ===========

         During 1996, the Company recorded a valuation allowance against its domestic and certain foreign deferred tax assets as management determined that it was not more likely than not that such assets would be realized in the future.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         A portion of the deferred foreign tax provision for the year ended December 31, 1994 has been recorded as a credit to goodwill.

         Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases. The approximate effect of temporary differences that gave rise to deferred tax balances at December 31, 1996 and 1995, were as follows:

                                                                               1996         1995
                                                                             ---------    ---------
          Deferred tax assets:
                   Accounts receivable....................................      $3.5         $5.2
                   Inventory..............................................      13.6          2.8
                   Sales returns reserves.................................      21.7         35.2
                   Restructuring reserves.................................      22.4         10.4
                   Reserve related to foreign investments.................       7.5          7.3
                   Net operating loss carryforwards.......................      61.4         18.1
                   Tax credit carry forwards..............................       4.7            -
                   Other..................................................      11.2          4.6
                                                                             ---------    ---------
                   Total gross deferred tax assets........................     146.0         83.6
                   Less valuation allowance...............................    (112.5)       (17.4)
                                                                             ---------    ---------
                   Net deferred tax assets................................      33.5         66.2
                                                                             ---------    ---------
          Deferred tax liabilities:
                   Equity investments.....................................       3.4          8.6
                   Depreciation/ amortization.............................      20.9         14.3
                   Licensing income.......................................       6.6         14.4
                   Other..................................................       2.5          1.2
                                                                             ---------    ---------
                   Total gross deferred tax liabilities...................      33.4         38.5
                                                                             ---------    ---------
          Net deferred tax asset..........................................   $   0.1      $  27.7
                                                                             =========    =========

         The total valuation allowance for 1996 and 1995 includes $12.8, which if realized, will be accounted for as a reduction of goodwill.

         The income tax on (loss) income before provision for income taxes, minority interest and extraordinary item varies from the current statutory federal income tax as follows:

                                                                                 For the years ended December 31,
                                                                             ---------------------------------------
                                                                                1996           1995         1994
                                                                             ----------     ---------     ----------
          Statutory rate..................................................     (35.0)%        (35.0)%        35.0%
          State and local taxes, net......................................      (2.2)          16.0           4.6
          Non-deductible amortization expense.............................      21.5           17.5           2.4
          Dividends received deduction....................................       -              -            (2.3)
          Foreign taxes...................................................      (0.8)          18.8           0.7
          Increase in Valuation Allowance.................................      21.6            -             -
          Other...........................................................      (0.1)           8.6           0.3
                                                                             ----------     ---------     ----------
          Total provision for income taxes................................       5.0%          25.9%         40.7%
                                                                             ==========     =========     ==========

         The Company has not provided for taxes on undistributed foreign earnings of approximately $3.9, $26.0 and $6.0 at December 31, 1996, 1995 and 1994, respectively as the Company intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         At December 31, 1996, the Company had available under the tax sharing agreement a federal net operating loss carry forward of approximately $95 million. In addition, at December 31, 1996 the Company has foreign net operating loss carry forwards in various foreign tax jurisdictions.

         In the event that the stock ownership in Marvel by members of the Mafco affiliated group were to decline below 80% (measured by vote or value), Marvel and its subsidiaries would cease to be members of the Mafco affiliated group at such time for tax purposes (a "deconsolidation"). A deconsolidation would occur, if among other things, the Holding Companies' Trustee were to foreclose on the Pledged Stock or the Holding Companies' Trustee were to seek to exercise certain remedies under the indentures pursuant to which the Marvel Holding Companies issued their respective notes, such as the right to exercise all voting rights with respect to the Pledged Stock.

         In the event of a deconsolidation, net operating losses ("NOLs") incurred by the Company through the date of such deconsolidation, to the extent absorbed by the Mafco affiliated group pursuant to the federal income tax laws, in Mafco's consolidated federal income tax return for the taxable year in which the deconsolidation occurs (or prior taxable years), would not be available to offset the taxable income of the Company subsequent to such deconsolidation.

         8.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

ACCOUNTS RECEIVABLE, NET:

                                                                                1996              1995
                                                                            -------------     -------------

          Accounts receivable ..........................................    $   275.3         $   314.6
          Less:    Allowances...........................................        (46.2)            (77.9)
                                                                            -------------     -------------
                                                                            $   229.1         $   236.7
                                                                            =============     =============

         The allowance as of December 31, 1995 includes provisions recorded by the Company in the fourth quarter of 1995 in connection with the discontinuance of certain mass market points of distribution for the trading card business for which there were no similar provisions of such magnitude in 1996.

         The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30-90 days. At December 31, 1996, the Company did not have any significant concentrations of credit risk.

INVENTORIES:

                                                                                1996              1995
                                                                            -------------     --------------
          Finished goods------------------------------------------------       $  69.4           $  58.8
          Work in process-----------------------------------------------          16.3              22.3
          Raw materials-------------------------------------------------          22.0              23.7
          Less:    Reserve for obsolescence-----------------------------         (29.6)            (22.4)
                                                                            -------------     --------------
                                                                               $  78.1           $  82.4
                                                                            =============     ==============

The increase in the reserve for obsolescence is primarily due to the increased provisions recorded by the Company for the trading card business.

PROPERTY, PLANT AND EQUIPMENT (AT COST), NET:

         Depreciation and amortization of property, plant and equipment are provided on the straight-line basis over the estimated asset lives indicated below.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                1996               1995
                                                                            -------------      -------------
          Land and buildings (20 to 33 years for buildings)-------------      $  35.5           $  31.5
          Machinery and equipment (3 to 10 years)-----------------------         65.1              54.1
          Furniture and fixtures (5 to 10 years)------------------------          6.2               6.0
          Leasehold improvements and other (3 to 10 years)--------------          2.5               2.6
          Construction-in-progress--------------------------------------          1.8               0.2
                                                                            -------------     --------------
                                                                                111.1              94.4
          Less:  Accumulated depreciation and amortization--------------        (31.6)            (23.1)
                                                                            -------------     --------------
                                                                              $  79.5           $  71.3
                                                                            =============     ==============

         Depreciation and amortization was $19.1, $13.3 and $2.8 in 1996, 1995 and 1994, respectively. This increase primarily resulted from an increased investment in product tooling to support Toy Biz's expanded product line.

GOODWILL AND OTHER INTANGIBLES, NET:

                                                                                1996              1995
                                                                            -------------     -------------
          Goodwill and other intangibles--------------------------------      $   376.1         $  645.7
          Less:  Accumulated amortization-------------------------------          (58.5)           (41.7)
                                                                            -------------     -------------
                                                                              $   317.6           $604.0
                                                                            =============     =============

         Amortization was $16.8, $15.0 and $8.9 in 1996, 1995 and 1994,
respectively.

ACCRUED EXPENSES AND OTHER:

                                                                                1996              1995
                                                                            -------------      ------------
          Royalties and incentives--------------------------------------    $    23.0          $    21.4
          Reserve for returns-------------------------------------------         51.2               59.0
          Income taxes payable------------------------------------------         10.9               19.7
          Other---------------------------------------------------------        104.3               94.7
          Less amounts  reclassified to liabilities  subject to settlement
          under reorganization (See Note 3)-----------------------------        (14.7)               -
                                                                            -------------      ------------
                                                                            $   174.7          $   194.8
                                                                            =============      ============

9.       RELATED PARTY TRANSACTIONS

         The Company is charged for certain services provided by affiliates of Mafco on behalf of the Company. These charges did not exceed 1/2 of 1% of the Company's net revenues for the years ended December 31, 1996, 1995, and 1994.

         During the years ended December 31, 1996, 1995 and 1994, Toy Biz accrued royalties of $1.8, $5.7 and $6.5, respectively, to Mr. Arad, a director and stockholder of Toy Biz, for toys he invented or designed.

         The Company is reimbursed for certain services provided by the Company on behalf of Toy Biz. These amounts did not exceed 1/2 of 1% of the Company's net revenues for the years ended December 31, 1996, 1995 and 1994.

         During 1994, the Company entered into an apparel license with Classic Heroes, Inc., an affiliate of Toy Biz controlled by a non-Mafco director of Toy Biz. Under the contract, the Company recognized $5.0 of income in 1994. In 1995, the Company, at its initiation, terminated the contract and incurred $4.0 of costs, which has been charged to operations.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         During 1993, the Company entered into agreements to license certain of the Company's characters to New World Communications Group Incorporated ("New World"), then a subsidiary of Mafco, for the production of animated series for television. These agreements provide for New World to participate in licensing and other revenues generated from the exhibition of certain animated series. Results of operations for 1996, 1995 and 1994 includes an expense for this participation that did not exceed 1/2 of 1% of the Company's net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Company and New World entered into an agreement whereby New World produced for the Company episodes 1-13 of THE INCREDIBLE HULK animated television series at the cost of approximately $4 million.

         During 1995, the Company extended two unsecured loans totaling $0.5 to one of its executive officers. The unpaid principal and accrued interest on such loans are payable February 15, 1999. The unpaid principal balance bears interest at a rate per annum equal to the interest rate paid by the Company, from time to time, on outstanding balances under the Amended and Restated Credit Agreement.

         The Company is party to a tax sharing agreement with certain of its affiliates (see Note 7).

10.      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         Consolidated rent expense under operating leases covering production facilities, office facilities, warehouse facilities and equipment was $7.9, $7.0 and $4.3 for the years ended December 31, 1996, 1995 and 1994, respectively. These leases expire through 2005 and are subject to price escalations for certain costs. Aggregate future minimum rental commitments, excluding amounts included within restructuring charges, for these leases as of December 31, 1996 were as follows:

                                                                             For the Years Ending December 31,
                                                                             ---------------------------------
          1997----------------------------------------------------------                $   4.9
          1998----------------------------------------------------------                    3.9
          1999----------------------------------------------------------                    3.2
          2000----------------------------------------------------------                    2.5
          2001----------------------------------------------------------                    1.3
          2002 and thereafter-------------------------------------------                    0.7

SPORTS AND ENTERTAINMENT LICENSING CONTRACTS

         Minimum payments under the Company's sports and entertainment license agreements are $66.0, $55.3, $33.8, $6.1 and $6.7 in 1997, 1998, 1999, 2000 and
2001 respectively and $6.0 for 2002 and thereafter.

LEGAL MATTERS

         REORGANIZATION LEGAL PROCEEDINGS

         On December 27, 1996, the Debtor Companies filed petitions under Chapter 11 of the Bankruptcy Code and in connection with such filing have been parties to various legal proceedings. See Note 3.

         The Holding Companies' Trustee has alleged that events of defaults under each of the Marvel Holding Companies indentures have occurred by reason of the commencement of the Debtor Companies' cases under the Bankruptcy Code. The Holding Companies' Trustee has also alleged that the majority ownership and the anti-injunction provisions of each of the indentures have been violated. The Company is not a party to any of the indentures governing the notes issued by the Marvel Holding Companies. In addition, the Company believes the allegations of the Holding Companies' Trustee are either without merit or will be resolved in connection with the prosecution of the reorganization cases of the Marvel Holding Companies. The Holding Companies' Trustee has also

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


alleged that it may assert a claim based on alleged "tortious interference" occasioned by the Company's filing of the Plan. The Company believes that any such allegations are completely without merit.

         There are twenty-seven purported class and derivative actions brought by stockholders of the Company and holders of bonds issued by the Marvel Holding Companies and one action brought by a purported class of Toy Biz shareholders presently pending in the Delaware Court of Chancery (collectively, the "Delaware Actions") that challenge, among other things, the Andrews Investment.

         Twenty-one of the twenty-seven Delaware Actions assert either claims on behalf of a purported class of all Marvel shareholders or shareholder derivative claims on behalf of Marvel, or both. The complaints allege, among other things, that the Andrews Investment represents a breach of defendants' fiduciary duties because the proposed purchase price per share is unfair and such purchase would dilute the minority shareholders' interest in Marvel. Plaintiffs in these actions seek to enjoin the Andrews Investment, to rescind the Andrews Investment if it is in fact consummated prior to the entry of the Court's judgment, to recover damages for defendants' alleged conduct and to recover costs and disbursements in pursuing these actions, including reasonable attorneys' fees. These actions have been consolidated for all purposes by order of the Delaware Court of Chancery. A consolidated complaint has not yet been filed.

         Six of the Delaware Actions assert claims on behalf of a purported class consisting of the holders of bonds issued by the Marvel Holding Companies. These complaints allege, among other things, that the Andrews Investment, if consummated, would be a breach of defendants' duty of fair dealing and good faith owed to the holders of the bonds because the Andrews Investment would result in the substantial dilution of Marvel's outstanding stock, which is security for the bonds, and will thus diminish the value of the bonds. These actions have been separately consolidated by order of the Delaware Court of Chancery. The consolidated complaint in these six actions do not name any of the chapter 11 Debtor Companies as defendant. The parties to the consolidated complaint have agreed to defer the filing of an answer.

         All of the foregoing Delaware Actions name varying defendants consisting in the aggregate of Marvel, Andrews Group, MacAndrews Holdings, Parent Holdings, Marvel III, Marvel Holdings, Ronald O. Perelman, William C. Bevins, Donald G. Drapkin, Michael Fuchs, Frank Gifford, E. Gregory Hookstratten, Morton L. Janklow, Quincy Jones, Stan Lee, Scott C. Marden, Terry
C. Stewart and Kenneth Ziffren.

         One of the pending Delaware Actions asserts claims on behalf of a purported class of all Toy Biz shareholders. Holl v. Toy Biz, Inc., Marvel Entertainment Group, Inc., Andrews Group, Inc., Ronald O. Perelman, Joseph M. Ahearn, Avi Arad and Issac Perlmutter, C.A. No. 15359, was filed on November 15, 1996. The complaint alleges, among other things, that defendants Perelman, Ahearn, Arad and Perlmutter are breaching their fiduciary duties in pursuing the proposed offers of Marvel and Andrews Group to purchase Toy Biz stock. In addition, the complaint alleges that defendant Marvel is aiding and abetting the individual defendants in their unlawful conduct. Damages in an unspecified amount are sought for the alleged breach of fiduciary duties by defendants. Plaintiffs also seek to enjoin the consummation of the transaction, to rescind the transaction in the event it is consummated and to recover costs and disbursements and reasonable allowances for plaintiff's counsel. This case has been stayed by stipulation of the parties.

         No classes have been certified in any of the Delaware Actions. On December 27, 1996, Marvel filed a petition for protection under chapter 11 of the United States Bankruptcy Code. As a result of Marvel's filing, all of the Delaware Actions with respect to Marvel are automatically stayed pursuant to 11 U.S.C. Section 362. On March 7, 1997, Andrews Group terminated the Stock Purchase Agreement with Marvel and withdrew the proposal for the Andrews Investment. On the same date, Andrews Group informed Toy Biz and the two other principal stockholders of Toy Biz that the transactions contemplated by the Merger Agreement and the Stock Purchase Agreements with Toy Biz and each of such principal stockholders, respectively, would not be consummated.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Piels v. Marvel Entertainment Group, Inc., Ronald O. Perelman, Andrews Group, Inc. and MacAndrews & Forbes Holdings Inc., Index No. 96-605702, was commenced on November 14, 1996. This action, filed in New York Supreme Court, County of New York, asserts claims on behalf of a purported class of all Marvel shareholders. Named as defendants are Marvel, Ronald O. Perelman, Andrews Group and MacAndrews Holdings. The complaint alleges, among other things, that the defendants have breached their fiduciary duties in connection with the Andrews Investment. Specifically, plaintiff alleges that Marvel's minority shareholders are being directly damaged by defendants' actions with respect to the Andrews Investment. Plaintiff seeks injunctive relief, damages in an unspecified amount and costs and disbursements, including reasonable attorneys' fees. By orders dated February 25, 1997, the New York Supreme Court denied plaintiff's motion for a preliminary injunction and granted defendants' motion to dismiss the action based on forum non conveniens.

         OTHER LEGAL PROCEEDINGS

         On March 9, 1995, a complaint purporting to be a class action was filed against SkyBox, certain of SkyBox's officers and directors and the Company in the Delaware Court of Chancery, New Castle County, entitled Strougo
v. Lorber, et al., C.A. No. 14107 ("Strougo"). The complaint generally alleged that SkyBox and certain of its officers and directors breached their fiduciary duties by agreeing to be acquired by the Company at an allegedly unfair and inadequate price, failing to consider other potential purchasers in a manner designed to obtain the highest possible price for SkyBox's stockholders and not acting in the best interest of stockholders. The complaint also alleged that the Company aided and abetted the breaches of fiduciary duty committed by the other defendants named in the complaint. The complaint sought preliminary and permanent injunctions against consummation of the merger, damages, costs and experts' fees and expenses. This case was dismissed without prejudice.

         On March 16, 1995, a complaint purporting to be a class action was filed against SkyBox and certain of SkyBox's officers and directors in the Delaware Court of Chancery, New Castle County, entitled Krim and Gerber v. SkyBox International Inc., et al., C.A. No. 14127. The complaint generally made allegations similar to those contained in the Strougo complaint and sought similar injunctive and other relief. This case was dismissed without prejudice.

         The Company is a defendant in a purported class action filed on July 26, 1996 in the United States District Court for the Eastern District of New York entitled Fishman, et al v. Marvel Entertainment Group, Inc., CV-96-3757
(SJ), by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer/SkyBox. The action is directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleges that these practices constitute illegal gambling activity in violation of state and federal law. Fleer/SkyBox's principal competitors in the trading card industry have been separately sued for employing the same or similar practices. On March 11, 1997, a similar action as Fishman against a competitor of Fleer/SkyBox entitled Schwartz, et. al. v. Upper Deck, No. 96CV3408 - B
(AJB) (S.D. Cal.), was dismissed with leave to replead. The plaintiffs in that action filed an amended complaint on March 24, 1997. On April 2, 1997, a similar action as Fishman against another competitor of Fleer/SkyBox entitled Price, et. al. v. Pinnacle Brands, No. 3:96-CV-2150-T (N.D. Tex.), was dismissed with prejudice. In addition, certain of the various sports organizations and entertainment companies that issue licenses to Fleer/SkyBox (as well as the other major trading card companies) in connection with the manufacture of sports and entertainment trading cards have also been separately sued and are alleged to be engaged in aspects of the purportedly illegal gambling operations. Plaintiffs seek certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, the Company filed a motion to dismiss the complaint. Plaintiffs filed their opposition to the motion on or about December 2, 1996. No discovery has commenced. Plaintiffs have not specified the amount of damages sought, but generally allege that members of the purported class have been damaged as a result of their purchases of trading cards during the four years preceding the commencement of the action. As set forth above, on or about December 27, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware. As a result, the action was automatically stayed pending the outcome of the bankruptcy proceeding. It is not possible at this early stage of the case to predict the outcome with certainty. In the opinion of the Company, the action lacks merit and the Company intends to defend it vigorously.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         The Company and two of its officers, William C. Bevins and Terry C. Stewart, are named as defendants in a purported class action entitled Brian Barry SEP IRA v. Marvel Entertainment Group, Inc., pending in the United States District Court for the Southern District of New York. The complaint seeks unspecified damages on behalf of a proposed class of purchasers of the Company's Common Stock from April 11, 1994 to December 31, 1994 for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, as well as Rule 10b-5 promulgated thereunder. Plaintiff alleges that the defendants, through their own statements and those of analysts, artificially inflated the price of Common Stock by creating earnings expectations which the Company did not meet. Plaintiff also contends that the defendants failed to timely disclose softness in the publishing and sports trading card markets which led to the Company's not attaining its purported earnings target. Plaintiff claims that the individual defendants, because of their corporate positions, are liable under the securities laws as control persons of the Company. The defendants moved to dismiss the complaint in its entirety on February 23, 1996. On April 8, 1997, the District Court granted the defendant's motion to dismiss without prejudice. As set forth above, on or about December 27, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware. As a result, any further action against the Company is automatically stayed pending the outcome of the bankruptcy proceeding.

         Marvel is named as a defendant in two actions which have been consolidated for all purposes with certain related actions in proceedings now pending in the Los Angeles County Superior Court. The consolidated cases center around the ownership of certain rights in the production and distribution of a live action motion picture based on the "SPIDER-MAN" character owned by Marvel. Once the automatic stay governing all litigation involving Marvel is lifted by the Delaware Bankruptcy Court, Marvel intends to assert its own claims to those rights.

         In the lead case, a dispute between 21st Century Film Corporation ("21st Film"), Carolco Pictures, Inc. (`Carolco") and related entities, 21st Film claims that it still possesses rights under an Agreement with Marvel to produce and distribute a live action film based on the "SPIDER-MAN" character, although it had assigned all of its rights to Carolco. Metro Goldwyn Mayer, Inc. ("MGM") has succeeded to the litigation position of both 21st Film and Carolco in the respective bankruptcy proceeding of those two companies. In addition to its purchase of 21st Film and Carolco litigation positions, MGM is a plaintiff in a separate case that has been deemed related to the lead and consolidated cases. Marvel has answered the complaint denying MGM's allegations.

         An additional lawsuit, between Carolco and Columbia Tristar Home Video ("Columbia"), concerns the videocassettes rights to any such film, and a third lawsuit, between Carolco and Viacom International, Inc. ("Viacom"), involves television rights. Both Columbia and Viacom claim that, before 21st Film assigned its rights under its agreement with Marvel to Carolco, 21st Film had licensed ancillary rights to each company. Each seeks to enforce its respective rights. Viacom, however, brought a separate suit naming Marvel, and Marvel has answered that complaint, denying Viacom's allegations.

         In its answer and other pleadings, Marvel contends that it is the sole and exclusive holder of the unencumbered right to produce and distribute a live action based on the "SPIDER-MAN" character. Marvel contends that all rights to produce or distribute a "SPIDER-MAN" film under its agreement with Carolco and 21st Film have reverted to Marvel.

         Marvel has notified the Court in the consolidated action that Marvel has filed for bankruptcy protection, and that the bankruptcy court filing stays all further proceedings in the consolidated lawsuit as to Marvel. Subject to further proceedings in the bankruptcy court, Marvel has stated that it intends to defend vigorously the Viacom Lawsuit and the MGM Lawsuit, and to defend vigorously and assert its exclusive rights to produce and distribute a live action film based on the "SPIDER-MAN" character.

         The Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that all of its legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations. As a result of the Debtors Companies filing of petitions

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


pursuant to the Bankruptcy Code, the Company's legal proceedings, other than the Debtor Companies bankruptcy proceedings, have been automatically stayed. The Company has obtained a lifting of the automatic stay in the Fishman case in order to allow the Company to pursue its motion to dismiss.

11.      GEOGRAPHIC SEGMENTS

         The Company operates in a single business segment. Information related to the Company's geographic segments for the years ended December 31, 1996, 1995 and 1994 is presented below. Substantially all of the Company's foreign net revenues were derived from Europe.

         Operating profit, as presented below, is total sales less operating expenses, amortization of goodwill and other intangibles, restructuring charges, and identifiable miscellaneous income and expense. Unallocated income and expenses represent interest expense, net interest and investment income, foreign exchange loss (gain), gain on sale of Toy Biz common stock, equity in net income of unconsolidated subsidiaries, reorganization item and general corporate expenses incurred to manage all of the Company's activities.

         Identifiable assets, as presented below, are those assets used in each geographic area. Corporate assets are principally cash, certain property and equipment and nonoperating assets. Export sales, including those to affiliates, are not significant.

         The majority of the Company's foreign sales and thus the majority of the risk of foreign currency fluctuations relate to Panini. As a hedge against foreign currency fluctuation, the financing for the acquisition of Panini in 1994 has been denominated in Panini's functional currency. Additionally, from time to time, Panini may enter into foreign currency forward exchange contracts, swaps and options as hedges of various intercompany transactions. At December 31, 1996 and 1995, outstanding forward exchange contracts were insignificant. Additionally, the fluctuation in Panini's functional currency for the years ended December 31, 1996 and 1995 was not significant.

GEOGRAPHIC AREAS:

                                                                                         Year Ended December 31,
                                                                                  1996             1995             1994
                                                                           ------------------- -------------- -----------------
          Net sales:
                   Domestic----------------------------------------------     $   462.8           $  579.9       $   427.5
                   Foreign-----------------------------------------------         309.9              278.6            97.5
                   Eliminations------------------------------------------         (27.2)             (29.6)          (10.2)
                                                                           ------------        -----------    ------------
                                                                              $   745.5           $  828.9       $   514.8
                                                                           ============        ===========    ============
          Operating profit:
                   Domestic----------------------------------------------     ($  384.4)          ($  28.6)      $    95.7
                   Foreign-----------------------------------------------          13.1               44.6            19.4
                                                                           ------------        -----------    ------------
                                                                                 (371.3)              16.0           115.1

          Unallocated expenses, net -------------------------------------         (59.7)             (38.0)           10.8
                                                                           ------------        -----------    ------------

          (Loss) income before provision for income taxes----------------     ($  431.0)          ($  22.0)      $   104.3
                                                                           =============       ============   ============

          Identifiable assets:
                   Domestic----------------------------------------------     $   455.6           $  786.7
                   Foreign-----------------------------------------------         342.3              324.0
                   Corporate---------------------------------------------          46.1              115.6
                                                                           ------------        -----------
                                                                              $   844.0           $1,226.3
                                                                           ============        ===========

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


12.      QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

                                                                           For the years ended December 31,
                                                                  ---------------------------------------------------
                                                                    1st           2nd           3rd           4th
                                                                  Quarter       Quarter       Quarter      Quarter*
                                                                  ---------     ---------     ---------    ----------
1996
Net revenues--------------------------------------------------    $ 189.6        $182.2        $209.4       $164.3
Gross profit--------------------------------------------------       75.7           66.8         66.3          0.3
Net (loss) income---------------------------------------------       (4.4)        (11.0)        (12.5)      (436.5)
     Loss per share-------------------------------------------    $  (.04)      $ (.11)       $ (.12)      $(4.29)
1995
----
Net revenues--------------------------------------------------    $ 157.9        $169.2        $269.0       $232.8
Gross profit--------------------------------------------------       61.0          52.3         130.2         52.1
Income (loss) income before extraordinary item----------------        8.2         (14.4)         19.6        (58.5)
Net income (loss)---------------------------------------------        8.2         (17.7)         19.6        (58.5)
Earnings per share:
     Income (loss) before extraordinary item------------------    $   .08       $ (.14)       $  .19       $ (.58)
     Net income (loss)----------------------------------------    $   .08       $ (.17)       $  .19       $ (.58)

* - Reflects fourth quarter charges, including: a write-down of goodwill and other intangibles of approximately $278.5 and a valuation allowance of approximately $32.2 provided to offset deferred tax assets of certain subsidiaries that were previously recorded. These charges were reflected in "Amortization of goodwill, intangibles and deferred charges" and "Provision for income taxes", respectively. These charges were of a non-cash nature.

13.      UNUSUAL CHARGES

         RESTRUCTURING:

         In the fourth quarter of 1995, the Company recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, the Company terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $8.8 has been paid as of December 31, 1996. Additionally, approximately $6.7 of the restructuring charges relates to facility closure, of which $5.4 has been paid as of December 31, 1996, and $7.6 of the restructuring charges relates to other costs, of which $4.7 has been paid as of December 31, 1996. A substantial portion of the remaining amount of $6.1 as of December 31, 1996, which is included in accrued expenses and other, is scheduled to be paid in accordance with the terms of various agreements.

         In the fourth quarter of 1996, the Company recorded restructuring charges of $15.8 related primarily to the publishing and trading card operations; the closing of the comic book distribution subsidiary and the closing of a certain confections facility. As part of the restructuring, the Company has terminated approximately 200 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $6.6 of termination benefits. Additionally, approximately $9.2 of the restructuring charges relates to write-down of fixed assets and facility closure.

         GOODWILL AND OTHER INTANGIBLES WRITE-DOWN:

         Goodwill related to the trading card operations of Fleer and SkyBox was initially recorded at the time of their respective acquisitions. This goodwill represented the excess of the purchase price over the valuation of the net assets acquired in each acquisition. Among other things, the purchase price was based on the Company's expectations of future performance at the time of acquisition, considering historical performance and industry trends. These expectations assumed various growth rates in revenue and sufficient cash flow from operations to repay acquisition indebtedness.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         There has been a significant and continued contraction in the trading card market since the Fleer and SkyBox acquisitions, related in part to lower speculative purchases. In addition as a result of the baseball, hockey and basketball labor situations in 1994 and 1995, fan interest declined which adversely affected sports trading card sales and increased returns for those periods. The level of fan interest, although showing some signs of improvement during 1996, has not returned to the levels experienced prior to the 1994 strike. The Company believes that all of these factors have negatively affected the sports trading card business, causing the Company to experience lower sales, higher returns and higher inventory obsolescence.

         The level of demand for entertainment trading cards is dependent on, among other factors, the commercial success and media exposure of the Marvel Characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994 and 1995, the sale of entertainment cards based on the Marvel Characters and third party licensed characters substantially offset the decline in sports trading cards. However, in 1996, the Company's sales of entertainment trading cards has been adversely affected by lack of commercial success of properties licensed from third parties as well as the lower demand for trading cards based on comic book characters. In response, the Company has undertaken several strategic actions to mitigate the effect of such contraction However, to date these actions have not been sufficient to overcome the overall decline in the sales of entertainment cards.

         As described above, continuing operating losses in the trading card and publishing businesses, as well as significant long-term changes in industry conditions, indicated to the Company that there may be asset impairment. During the fourth quarter of 1996, the Company evaluated the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles, in accordance with its previously stated accounting policies and recorded a non-cash charge of approximately $252.9 million related to Fleer and SkyBox that has been classified as amortization of goodwill and other intangibles. The Company recognized an impairment on a going concern basis related to certain assets of the trading card business because the future undiscounted cash flows of the assets were estimated to be insufficient to recover their related carrying value. The write down was recorded based on the difference between the carrying value of the asset and the fair value estimated by independent valuations on a going concern basis. As part of the bankruptcy proceedings and reorganization efforts involving the Company, certain valuations of the Company's business units were prepared by investment banking firms. No such adjustment was required for the assets of the Company's ongoing publishing activity. Considerable judgment was used to estimate future cash flows and fair value. Accordingly, actual results could vary significantly from such estimates. Remaining goodwill associated with the Company's trading cards operations is approximately $110.0, which will be amortized over 15 years.

         The foregoing charge was based upon a going concern assumption. In the event of a sale of assets, there can be no assurance that actual results or valuations will not vary significantly from the foregoing.

         In addition, the Company has recorded, in the fourth quarter of 1996, an approximate $19.8 noncash write-down of goodwill and other intangibles related to the write off of long-lived assets, including goodwill and other intangibles, related to the closing of Heroes World and the discontinuance of certain magazines for children. This charge has been classified as amortization of goodwill and other intangibles.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


14.      FINANCIAL STATEMENTS OF ENTITIES OPERATING UNDER CHAPTER 11

The combined condensed balance sheet as of December 31, 1996 of the Debtor Companies is as follows (See Note 3):

ASSETS
Current assets:
 Cash..................................................   $  15.2
 Accounts receivable, net..............................      57.5
 Inventories, net......................................      22.1
 Income tax receivable.................................      11.8
 Prepaid expenses and other............................       6.6
                                                        ---------
  Total current assets.................................     113.2

Property, plant and equipment, net.....................       9.3
Goodwill and other intangibles, net....................     193.0
Deferred charges and other.............................      25.2
Investments in and advances to subsidiaries, at cost ..      50.2
                                                        ---------
  Total Assets ........................................   $ 390.9
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................   $  29.2
 Accrued expenses and other ...........................      93.2
 Short term borrowings.................................      10.0
 Liabilities subject to settlement under
  reorganization.......................................      14.7
                                                        ---------
  Total current liabilities............................     147.1

Other long-term liabilities............................      11.6
Liabilities subject to settlement under
 reorganization........................................     488.5
                                                        ---------
  Total Liabilities....................................     647.2
                                                        ---------
Stockholders' deficit:
 Additional paid-in capital............................      94.1
 Accumulated deficit...................................    (349.7)
 Cumulative translation adjustment.....................      (0.7)
                                                        ---------
  Total Stockholders' Deficit..........................    (256.3)
                                                        ---------
  Total Liabilities and Stockholders' Deficit .........   $ 390.9
                                                        =========

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


The combined condensed statement of operations for the year ended December 31, 1996 of the Debtor Companies is as follows:

Net revenues..........................................................   $ 290.1

Cost of sales.........................................................     236.7

Selling, general & administrative expenses............................     127.3

Restructuring charges.................................................      15.8

Depreciation and amortization ........................................      10.7

Amortization of goodwill, intangibles and deferred charges ...........     299.2

Interest expense, net.................................................      39.3

Gain on sale of Toy Biz common stock..................................      22.0

Equity in net loss of unconsolidated subsidiaries and other, net .....     (23.4)
                                                                        ---------

Loss before reorganization items, provision for income taxes,
 minority interest and extraordinary item.............................    (440.3)

Reorganization items..................................................       5.5
                                                                        ---------

Loss before provision for income taxes................................    (445.8)

Provision for income taxes............................................      18.6
                                                                        ---------

Net loss..............................................................  ($ 464.4)
                                                                        =========

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)


                                                 Balance at   Charged to    Charged to                   Balance at
                                                 Beginning    Costs and       Other                        End of
                                                 of Period     Expenses    Accounts(c)    Deductions       Period
                                                 ---------    ---------     ---------      ---------     -----------
DESCRIPTION
Year ended December 31, 1996
Deducted from asset accounts:
     Allowance for returns ..................    $    61.6    $    41.0     $     -       ($   83.9)(a)  $     18.7
     Allowance for doubtful  accounts and
         other allowances....................         16.3         52.7           -           (41.5)(b)         27.5
Reserve for inventory obsolescence...........         22.4         23.5           -           (16.3)            29.6
Included in Accrued Expenses & Other:
     Reserve for Returns ....................         59.0        129.1           -          (136.9)(a)         51.2
                                                 ---------    ---------     ---------      ---------     -----------
Totals                                           $   159.3    $   246.3     $     -        $ (278.6)     $     127.0
                                                 =========    =========     =========      =========     ===========
Year ended December 31, 1995
Deducted from asset accounts:
     Allowance for returns...................    $    21.0    $   101.5     $     3.8     ($   64.7)(a)  $      61.6
     Allowance for doubtful accounts and
         other allowances....................          2.5         24.1           4.0         (14.3)(b)         16.3
Reserve for inventory obsolescence...........          1.7         33.6           9.8        ( 22.7)            22.4
Included in Accrued Expenses & Other:
     Reserve for Returns ....................         47.6        163.7           7.5       ( 159.8)(a)         59.0
                                                 ---------    ---------     ---------      ---------     -----------
Totals                                           $    72.8    $   322.9     $    25.1      $( 261.5)     $     159.3
                                                 =========    =========     =========      =========     ===========
Year ended December 31, 1994
Deducted from asset accounts:
     Allowance for returns...................    $    15.8    $    86.4     $       -      $  (81.2)(a)  $      21.0
     Allowance for doubtful accounts ........           .9           .2           1.9           (.5)(b)          2.5
Reserve for inventory obsolescence...........           .7          7.3            .3          (6.6)             1.7
Included in Accrued Expenses & Other:
     Reserve for Returns ....................         12.1         97.9          15.6         (78.0)(a)         47.6
                                                 ---------    ---------     ---------      ---------     -----------
Totals                                           $    29.5    $   191.8     $    17.8      $ (166.3)     $      72.8
                                                 =========    =========     =========      =========     ===========

--------------

(a) Actual returns processed.
(b) Write-off uncollectible accounts.
(c) Represents amounts acquired, including amounts from the consolidation of Toy Biz commencing in 1995.