Form 10-K/A
period 1996-12-31
MARVEL ENTERTAINMENT GROUP INC
filed 1997-05-15
CIK 874808

------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                Name of each exchange
    Title of each class                          on which registered
    -------------------                         ---------------------
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

  The aggregate market value of the issued and outstanding shares of Common Stock of the registrant held by non-affiliates was $43,157,847 based on the closing price of the Company's Common Stock on May 2, 1997. As of May 2, 1997, there were 101,809,657 shares of the registrant's Common Stock, par value $.01 per share, outstanding, of which 31,696,225 shares are held by indirect wholly owned subsidiaries of Mafco Holdings Inc.

------------------------------------------------------------------------------

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     On December 27, 1996, Marvel Entertainment Group, Inc. ("Marvel" and together with its subsidiaries, the "Company along with certain of its operating and inactive subsidiaries, Fleer Corp.; SkyBox International, Inc.; Marvel Characters, Inc.; Heroes World Distribution, Inc.; The Asher Candy Company; Malibu Comics Entertainment, Inc.; Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (along with Marvel, the "Debtor Companies") filed petitions for relief and a plan of reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. Panini S.p.A., Marvel Restaurant Venture Corp. and Toy Biz, Inc. ("Toy Biz"), all of which are active, as well as certain inactive subsidiaries did not file petitions under the Bankruptcy Code.

         On December 27, 1996, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Parent Holdings") and Marvel III Holdings Inc. ("Marvel III" and collectively with Marvel Holdings and Parent Holdings, the "Marvel Holding Companies") filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. The chapter 11 cases commenced by the Marvel Holding Companies have not been procedurally consolidated and are not jointly administered with the Debtor Companies' chapter 11 cases.

DIRECTORS

         The name, age, principal occupation for the last five years, selected biographical information and period of service as a director of the Company of each of the directors of the Company as of April 30, 1997 are set forth below.

Ronald O. Perelman

         Mr. Perelman (54) has been Chairman of the Executive Committee of the Board of Directors of the Company since 1996 and a Director of the Company since 1989. Mr. Perelman was Chairman of the Board from 1989 to 1996. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings") and Mafco Holdings Inc. ("Mafco" and collectively with MacAndrews Holdings, "MacAndrews & Forbes") and various affiliates since 1980. Mr. Perelman also is Chairman of the Board of Andrews Group Incorporated ("Andrews Group"), Consolidated Cigar Holdings Inc. ("Consolidated Cigar"), Mafco Consolidated Group Inc. ("Mafco Consolidated"), Meridian Sports Incorporated ("Meridian") and Power Control Technologies Inc. ("PCT"); and is Chairman of the Executive Committees of the Boards of Revlon, Inc. ("Revlon") and Revlon Consumer Products Corporation ("Revlon Products") and The Coleman Company, Inc. ("Coleman"). Mr. Perelman is a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Andrews Group, Coleman, Coleman Holdings Inc. ("Coleman Holdings"), Coleman Worldwide Corporation ("Coleman Worldwide"), Consolidated Cigar, Consolidated Cigar Corporation ("Cigar Corp."), California Federal Bank, A Federal Savings Bank ("California Federal"), The Cosmetic Center, Inc., First Nationwide Holdings Inc., First Nationwide (Parent) Holdings Inc., Parent Holdings, Mafco Consolidated, Marvel III, Meridian, PCT, Pneumo Abex Corporation, Revlon, Revlon Products, Revlon Worldwide Corporation ("Revlon Worldwide") and Toy Biz.


William C. Bevins

         Mr. Bevins (49) has been a Director of the Company since 1989, Chief Executive Officer from 1991 to 1996 and President from 1994 to 1996. Mr. Bevins has been President and Chief Executive Officer of Andrews Group since 1988 and Executive Vice President of MacAndrews Holdings since 1988. Mr. Bevins is a director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, Parent Holdings,

Marvel III and Toy Biz. Mr. Bevins was a Director and Chief Financial & Administrative Officer of Turner Broadcasting System, Inc. for more than five years prior to 1988.


Donald G. Drapkin

         Mr. Drapkin (49) has been a Director of the Company since 1991. He has been Vice Chairman and a Director of MacAndrews & Forbes and various of its affiliates since 1987. Mr. Drapkin also is a Director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, Coleman, Coleman Holdings, Coleman Worldwide, Consolidated Cigar, Cigar Corp., Parent Holdings, Marvel III, Revlon, Revlon Products, Revlon Worldwide, Toy Biz, Algos Pharmaceutical Corporation and VIMRx Pharmaceuticals Inc. Mr. Drapkin was a partner of the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to March 1987.

Michael Fuchs

         Mr. Fuchs (50) has been a Director of the Company since July 1992. Mr. Fuchs was Chairman of the Board and Chief Executive Officer of Home Box Office from 1984 until May 1995, and Chairman of the Board of Home Box Office and Chairman of the Board and Chief Executive Officer of Warner Music Group from May 1995 until November 1995. Mr. Fuchs is a director of IMAX Corp. and Latin Communications Group Inc.

Frank Gifford

         Mr. Gifford (65) has been a Director of the Company since 1992. Mr. Gifford has been a commentator with ABC Sports since 1971.

E. Gregory Hookstratten

         Mr. Hookstratten (63) has been a Director of the Company since 1992. He has been engaged in private law practice, specializing in entertainment law, as a partner of Hookstratten & Hookstratten for more than five years.

Morton L. Janklow

         Mr. Janklow (65) has been a Director of the Company since 1992. He has been Of Counsel to Janklow, Newborn & Ashley and Senior Partner of Janklow & Nesbit Associates since 1989. Prior thereto, Mr. Janklow served as Chairman and Chief Executive Officer of Morton L. Janklow Associates, Inc. since 1977.

Quincy Jones

         Mr. Jones (63) has been a Director of the Company since December 1993. Mr. Jones has been Chairman and Co-Chief Executive Officer of Quincy Jones* David Salzman Entertainment and Chairman and Chief Executive Officer of its predecessor, Quincy Jones Entertainment Company, both multi-media entertainment firms, since 1990. He also has been Chairman of Quincy Jones Productions, Inc. a television/film production company, and of Qwest Records, Inc. for more than five years.

Stan Lee

         Mr. Lee (73) has been a Director of the Company since 1991 and has been Chairman and Publisher of Marvel Comics since 1990. Mr. Lee is widely known as one of the "founding fathers" of the modern comic book industry and as the creator of some of Marvel's most popular and enduring characters, including SPIDER-MAN, HULK, FANTASTIC FOUR and X-MEN. Mr. Lee has been with Marvel for more than 50 years. Mr. Lee's management and operational experience spans virtually all areas of Marvel's publishing business, from writer to publisher, and its media businesses.

Scott C. Marden

         Mr. Marden (42) has been a Director and Executive Vice President of the Company, President and Chief Executive Officer of Marvel Interactive since February 1996, and President and Chief Executive Officer of Marvel Enterprises, a business unit comprised of the Company's trading card, sticker and on-line and interactive software businesses since January 1997. From 1993 until he joined the Company, Mr. Marden was President and Chief Executive Officer of Philips Media, a division of Philips Electronics N.V. Mr. Marden was a Senior Managing Director of Bear, Stearns & Co. Inc. from 1991 to 1993, and a Managing Director of Schroder Wertheim & Co., Incorporated from 1990 to 1991 and Bankers Trust Company from 1986 to 1990. Mr. Marden was President of CBS International Publishing, a division of CBS Inc., from 1983 to 1986.

Scott M. Sassa

         Mr. Sassa (38) has been Chairman of the Board and Chief Executive Officer and a Director of the Company since October 1996. In October 1996, Mr. Sassa also became President and Chief Operating Officer of Andrews Group. Prior to becoming a Director of the Company, Mr. Sassa served as President of Turner Entertainment Group and as a member of the Board of Directors of Turner Broadcasting System, Inc. and the TBS Executive Committee. Mr. Sassa was named Executive Vice President of Turner Network Television in 1992 ("TNT"). From 1987 to 1988, Mr. Sassa served as Vice President/New Business for Ohlmeyer Communications Co. Prior to that time, Mr. Sassa served as Vice President/Network Management for Fox Broadcasting Co.

David J. Schreff

         Mr. Schreff (41) has been a Director, President and Chief Operating Officer of the Company since August 1996. Prior to becoming an Officer and a Director of the Company, Mr. Schreff served as President, Marketing and Media Group for NBA Properties. Prior to his six and a half years at the NBA, Mr. Schreff held executive positions for the previous eight years with Walt Disney Company (The Disney Channel) and Viacom International (Showtime Networks).

Terry C. Stewart

         Mr. Stewart (50) has been a Director of the Company since 1991 and an Executive Vice President since January 1996. Mr. Stewart joined the Company in 1989 as Executive Vice President, Development and served as President and Chief Operating Officer from September 1990 to July 1994, President and Chief Operating Officer, Marvel Comics from July 1994 until March 1995, and Vice Chairman of the Company from March 1995 through December 1995. From 1984 to 1989, Mr. Stewart was Vice President-Business Development at Combustion Engineering. Mr. Stewart also is a director of Toy Biz.

Kenneth Ziffren

         Mr. Ziffren (56) has been a Director of the Company since 1992. He has been a partner with the law firm of Ziffren, Brittenham, Branca & Fischer since 1979. Mr. Ziffren is a director of City National Corp.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has an Executive Committee, an Audit Committee, a Management Compensation and Stock Option Committee (the "Compensation Committee") and a Nominating Committee.

         The Executive Committee consists of Messrs. Perelman, Bevins, Drapkin and Sassa. The Executive Committee may exercise all of the powers and authority of the Board, except as otherwise provided under the General Corporation Law of the State of Delaware (the "DGCL"). The Audit Committee, consisting of Messrs. Gifford, Hookstratten and Ziffren, makes recommendations to the Board of Directors regarding the engagement of the Company's independent auditors, reviews the plan, scope and results of the audit, reviews with the auditors and management the Company's policies and procedures with respect to internal accounting and financial controls, changes in accounting policy and the scope of the non-audit services which may be performed by the Company's independent auditors. The Audit Committee also monitors policies to prohibit unethical, questionable or illegal activities by the Company's employees. The Compensation Committee, consisting of Messrs. Drapkin, Fuchs and Hookstratten, makes recommendations to the Board regarding compensation and incentive arrangements for officers and other key managerial employees of the Company. The Compensation Committee also considers and recommends awards of stock options to purchase shares of Common Stock pursuant to the Marvel
Entertainment Group, Inc. Amended and Restated Stock Option Plan (the "Stock Option Plan"). The Nominating Committee, consisting of Messrs. Perelman, Bevins, Drapkin, Janklow and Lee, makes recommendations to the Board regarding the qualifications for directors and procedures for identifying possible nominees. The Nominating Committee also reviews the performance of current directors and evaluates the appropriate size and composition of the Board.

         During 1996, the Board of Directors held seven meetings, and the Executive Committee acted seven times by unanimous written consent of all members thereof in accordance with the Company's By-laws and the DGCL.
The Audit Committee held two meetings in 1996. During 1996, the Compensation Committee held one meeting and acted four times by unanimous written consent of all members thereof in accordance with the Company's By-laws and the DGCL. There were no meetings of the Nominating Committee in 1996. During 1996, all Directors attended 75% or more of the meetings of the Board of Directors and of the Committees of which they were members, other than Messrs.
Fuchs and Jones.

         During the Fall of 1996, in connection with the proposed investment in the Company by Andrews Group, the Board of Directors formed a Special Committee (the "Special Committee") consisting of Messrs. Ziffren, Hookstratten and Janklow (Chairman) to review such proposed investment. Such Special Committee met eight times.

EXECUTIVE OFFICERS

                  The following table sets forth certain information concerning each of the executive officers of the Company at April 30, 1997.

         Name                               Position
         ----                               --------

Scott M. Sassa             Chairman of the Board and Chief Executive Officer

David J. Schreff           President and Chief Operating Officer

Bobby G. Jenkins           Executive Vice President and Chief Financial Officer

Scott C. Marden            Executive Vice President, President, Chief  Executive
                           Officer, Marvel Interactive and President and Chief
                           Executive Officer of Marvel Enterprises

Paul E. Shapiro            Executive Vice President, General Counsel and Chief
                           Administrative Officer

         The following sets forth the age, positions held with the Company and selected biographical information for the executive officers of the Company who are not directors. Biographical information with respect to Messrs. Perelman, Bevins and Marden is set forth above under the caption "Directors."

Bobby G. Jenkins

         Mr. Jenkins (35) has been Executive Vice President and Chief Financial Officer of the Company since December 1993. From 1992 until he joined the Company, Mr. Jenkins was Assistant Vice President-Finance of Turner Broadcasting System, Inc. and, for more than five years prior thereto, he was associated with Price Waterhouse LLP, where he last served as Senior Audit Manager. Mr. Jenkins also is a Director of Toy Biz.

Paul E. Shapiro

         Mr. Shapiro (55) has been Executive Vice President and General Counsel of the Company since January 1994. Prior thereto, he was a shareholder in the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel from 1991 to 1993, and he currently is Of Counsel to such firm. Mr. Shapiro also is a director of Toll Brothers, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and the four most highly paid executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of December 31, 1996, for services rendered in all capacities to the Company and its subsidiaries during such periods. In addition, the table also sets forth similar information for two additional individuals for whom disclosure would have been provided pursuant to paragraph
(a)(3)(ii) of Item 402 of Regulation S-K but for the fact that these individuals were not serving as executive officers of the registrant at the end of 1996.


                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                                                        Compensation
                                                                                            Awards
                                                                                        -------------
                                                                                Other             Securities
                                                                                Annual            Underlying       All
Other                                                                           Compensa           Options/       Compensa-
Name and  Principal Position        Year    Salary($)(a)      Bonus($)(b)       tion ($)(c)         SARs(#)       tion($)(d)
----------------------------        ----    ------------      -----------       -----------       -----------     ----------

Scott M. Sassa (e)                  1996     $ 166,667        $        0        $      0            250,000        $  0
  Chairman and Chief
  Executive Officer

Jeffrey L. Kaplan                   1996       551,929                 0               0                  0           0
  Executive Vice President          1995       455,000                 0               0            100,000           0
                                    1994       404,385                 0               0                  0           0

Scott C. Marden                     1996       652,633           500,000(f)            0            250,000           0
  President and Chief
  Executive Officer of
  Marvel Enterprises

David J. Schreff                    1996       288,752           500,000(g)            0            250,000           0
  President and Chief
  Operating Officer

Paul E. Shapiro                     1996       550,000                 0               0            250,000       3,000
  Executive Vice President,         1995       400,000                 0               0            250,000           0
  General Counsel and               1994       400,000                 0               0                  0           0
  Chief Administrative
  Officer (h)

William C. Bevins                   1996       833,333                 0               0                  0           0
  Former President and Chief        1995     1,000,000                 0               0                  0           0
  Executive Officer(i)              1994       250,000                 0               0                  0           0

Gerard S. Calabrese                 1996       512,868           750,000(j)            0                  0       3,000
  Former Executive Vice             1995       440,288                 0               0            100,000       2,885
  President (k)                     1994       367,365                 0               0                  0           0


(a) Includes salary paid or accrued for the years indicated and, in the case of Mr. Calabrese, amount deferred for such years, pursuant to the Marvel Entertainment Group, Inc. Savings and Investment Plan (the "Marvel Savings Plan"), Marvel's tax qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").
(b)      Bonus paid or accrued for the years indicated.
(c) The value of perquisites and other personal benefits is not included because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 and 10% of the total amount of annual salary and bonus for any named executive officer.
(d)      Company matching contributions to the Marvel Savings Plan.
(e) Mr. Sassa became Chief Executive Officer and a director of the Company on October 23, 1996. Mr. Sassa is also an officer and/or director of Andrews Group and/or certain of its affiliates. Mr.
         Sassa is compensated directly by Andrews Group and the Company reimbursed Andrews Group $166,667 for 1996, representing the salary Mr. Sassa earned for services rendered to the Company during such period.

(f) Represents a guaranteed bonus pursuant to the terms of Mr. Marden's Employment Agreement with the Company. See "--Employment Agreements."
(g) Represents a signing bonus pursuant to the terms of Mr. Schreff's Employment Agreement with the Company. See "--Employment Agreements."
(h) Mr. Shapiro is also an officer and/or director of Andrews Group and/or certain of its affiliates. Mr. Shapiro is compensated directly by Andrews Group, and the Company reimbursed Andrews Group $550,000 for 1996 and $400,000 for each of 1995 and 1994, representing the salary Mr. Shapiro earned for services rendered to the Company for such periods.
(i) Mr. Bevins is also an officer and/or director of Andrews Group and/or certain of its affiliates. Mr. Bevins is compensated directly by Andrews Group, and the Company reimbursed Andrews Group $833,333 for 1996, $1,000,000 for 1995 and $250,000 for 1994, representing the salary Mr. Bevins earned for services rendered to the Company for such periods. Mr. Bevins ceased to be an executive officer of the Company on October 23, 1996. Mr. Bevins remains a director of the Company.
(j) Represents an advance of the bonus payable to Mr. Calabrese pursuant to Mr. Calabrese's the Employment Agreement with the Company.
(k) Mr. Calabrese ceased to be an executive officer of the Company during 1996.


STOCK OPTION PLAN

         During 1996, the following grants of stock options were made pursuant to the Stock Option Plan to the executive officers named in the Summary Compensation Table:


                           OPTIONS/SAR GRANTS IN 1996

                                     % OF TOTAL
                                      OPTIONS/
                                        SAR
                        OPTIONS/     GRANTED TO      EXERCISE                            GRANT DATE
                         SARS        EMPLOYEES        PRICE          EXPIRATION           PRESENT
NAME (A)                GRANTED (#)   IN 1996         ($/SH)             DATE            VALUE $ (b)
--------               -----------  -----------     ---------       --------------       -----------
Scott M. Sassa           250,000      14.33%         $ 5.000            10/23/06        $    855,000
Scott. C. Marden         250,000      14.33%          12.625             1/31/06           2,130,000
David J. Schreff         250,000      14.33%           8.625              9/4/06           1,490,000
Paul E. Shapiro          250,000      14.33%       9.875 & 8.625     4/12/06 & 9/4/06      1,980,500


(a) None of the other executives officers named in the Summary Compensation Table were granted stock options or SARS in 1996.

(b) The stock options were granted with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. One third of the shares of Common Stock subject to the option granted to Mr. Sassa on October 23, 1996 and Messrs. Schreff and Shapiro on September 4, 1996 vests on each of the first, second and third anniversaries of the date of grant, subject to earlier expiration or termination of the option. The 100,000 shares of Common Stock subject to the option granted to Mr. Shapiro on April 12, 1996 and all of the shares of Common Stock subject to the option granted to Mr. Marden vested on the date of grant. The stock options are not accompanied by tandem SARs.

(c) Present values were calculated using the Black-Scholes option pricing model. The model as applied used the grant dates of April 12, 1996 and September 4, 1996, for Paul E. Shapiro, January 31, 1996 for Scott C. Marden, September 4, 1996 for David J. Schreff and October 23, 1996 for Scott M. Sassa, and the exercise price per share specified in the table above was equal to the fair market value per share of Common Stock on the date of grant. The model also assumes (i) risk-free rates of return of 6.22% for Mr. Marden, 6.55% for Mr. Sassa, 6.92% for Mr. Schreff, and 6.51% to 6.55% for Mr. Shapiro which were the rates for the 10-year United States Treasury Zero Coupon Bond on the respective dates of grant, (ii) stock price volatility of 47.6%, 47.2%, 47.8% and 46.6%, calculated using month-end closing prices of shares of Common Stock for periods starting July 31, 1991 and ending on the respective dates of grant (iii) no dividends and (iv) that the options normally would be exercised on the final day of their 10-year term. No discount from the theoretical value was taken to reflect the waiting period, if any, prior to vesting the stock options, the restrictions on the transfer of the stock options and the likelihood that the stock options will be exercised in advance of the final day of their term.

         The following chart shows the number of stock options exercised during 1996 and the 1996 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:

                    AGGREGATED OPTION/SAR EXERCISES IN 1996
                      AND YEAR END 1996 OPTION/SAR VALUES



                                                                         NUMBER OF
                                                                          SECURITIES          VALUE OF
                                                                         UNDERLYING          UNEXERCISED
                                                                         UNEXERCISED        IN-THE-MONEY
                                                                       OPTIONS/SARS         OPTIONS/SARS
                                      SHARES                           AT YEAR END (#)    AT YEAR END ($) (a)
                                    ACQUIRED ON         VALUE            EXERCISABLE/       EXERCISABLE/
         NAME                       EXERCISE (#)     REALIZED ($)       UNEXERCISABLE       UNEXERCISABLE
         ----                       ------------     ------------       -------------       -------------


         Scott M. Sassa                     0        $0                     0/250,000          $  0/0
         Jeffrey L. Kaplan                  0         0                333,333/66,667             0/0
         Scott C. Marden                    0         0                     250,000/0             0/0
         David J. Schreff                   0         0                     0/250,000             0/0
         Paul E. Shapiro                    0         0               183,333/316,667             0/0
         William C. Bevins                  0         0                           0/0             0/0
         Gerard S. Calabrese (b)            0         0                233,333/66,667             0/0



(a) Amounts shown represent the market value of the underlying shares of Common Stock at year-end calculated using the December 31, 1996, New York Stock Exchange (the "NYSE") closing price per share of Common Stock of $1.75 minus the exercise price of the stock option. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of shares of Common Stock exceeds the exercise price per share when the stock options are exercised. The actual value realized may be greater than the value shown in the table.
(b)      Mr. Calabrese ceased being an executive officer during 1996.

EMPLOYMENT AGREEMENTS

         Andrews Group has an employment agreement with Mr. Sassa pursuant to which he is employed as an executive officer of Andrews Group and serves as an executive officer of the Company and certain other affiliates of Andrews Group. The Company is obligated to reimburse Andrews Group for the portion of the salary paid to Mr. Sassa by Andrews Group which relates to the services he renders to the Company. Under his employment agreement with Andrews Group, Mr. Sassa is not entitled to receive any salary directly from the Company but is entitled to receive bonuses and grants of options for shares of Common Stock pursuant to the Stock Option Plan.

         The Company has an employment agreement with Mr. Schreff providing for his employment through December 31, 1999. The agreement provides for an annual salary of not less than $900,000 for the year commencing September 4, 1996, $950,000 for the year commencing September 4, 1997, and $1,000,000 for the year commencing September 4, 1998, a signing bonus of $500,000 and a performance based bonus. Mr. Schreff's employment agreement with the Company provides for specified grants of stock options pursuant to the Stock

Option Plan, certain death and disability benefits, certain tax and estate planning services and use of a company automobile (including payment of related expenses).

         If during the term Mr. Schreff's employment terminates due to disability (as defined in the employment agreement) or death, the Company is required to pay Mr. Schreff (or, in the event of his death, his designated beneficiary or legal representative) continued payments in an amount equal to 60% of his base salary (as in effect immediately prior to such termination), payable in the manner provided in the agreement, until the end of the term or, if the Company has not given notice of non-renewal of the term, for a period of twelve months after the last day of the month in which such termination occurred, whichever is longer, as well as, in case of disability, continuation of medical, dental and vision benefits during such period.

         In the event of termination of Mr. Schreff's employment by the Company without Cause (as defined in the employment agreement) or by Mr. Schreff due to breach by the Company of the employment agreement, then the Company shall continue to pay Mr. Schreff base salary and bonuses and to provide Mr. Schreff with welfare plan benefits for the remainder of the term as are in effect immediately prior to such termination of employment, or if the Company has not then given notice of non-renewal, for a period of twelve months after the last day of the month in which such termination occurred, whichever is longer. Mr. Schreff has the duty to mitigate such severance payments and the severance payments will be reduced by any compensation earned by Mr. Schreff from a subsequent employer during the period of salary continuation.

         At any time on or after December 31, 1998, each of the Company and Mr. Schreff may give the other party notice of non-renewal of the term and, in the event the Company gives such notice, the term will be automatically extended so that it ends twelve months after the last day of the month in which the Company gives such notice.

         The Company has an employment agreement with Mr. Marden providing for his employment through February 18, 1999. The agreement provides for an annual salary of $750,000 through February 18, 1997, $800,000 through February 18, 1998 and $850,000 through the remainder of the term of the employment agreement and a discretionary performance based bonus of not less than $500,000 for 1996 and $150,000 for each of 1997 and 1998. Mr. Marden's employment agreement provides for specified grants of stock options pursuant to the Stock Option Plan, certain death and disability benefits, certain tax and estate planning services and use of a company automobile (including payment of related expenses). In the event that a change in control of Marvel has occurred and within 120 days thereafter either (x) the Company terminates the employment agreement with Mr. Marden other than as a result of Mr. Marden's death or disability or for Cause (as defined in the employment agreement) or (y) Mr. Marden terminates the employment agreement as a result of a breach by the Company, the Company will be obligated to pay Mr. Marden an amount equal to (i) 750,000 less the number of options granted to Mr. Marden (whether or not vested) times (ii) the difference between the closing price for the Company's common stock on the date of termination and the option exercise price of the stock options granted to Mr. Marden upon the commencement of the term.

         If during the term Mr. Marden's employment terminates due to disability (as defined in the employment agreement) or death, the Company is required to pay Mr. Marden (or, in the event of his death, his designated beneficiary or legal representative) continued payments in an amount equal to 60% of his base salary (as in effect immediately prior to such termination), payable in the manner provided in the agreement, until the end of the term or, if the Company has not given notice of non-renewal of the term, for a period of twelve months after the last day of the month in which such termination occurred, whichever is longer, as well as, in case of disability, continuation of medical, dental and vision benefits during such period.

         In the event of termination of Mr. Marden's employment by the Company without Cause or by Mr. Marden due to breach by the Company of the employment agreement, then the Company shall continue to pay Mr. Marden base salary and bonuses and to provide Mr. Marden with welfare plan benefits for the remainder of the term as in effect immediately prior to such termination of employment, or if the Company has not then given notice of non-renewal, for a period of twelve months after the last day of the month in which such termination occurred, whichever is longer. Mr. Marden has the duty to mitigate such severance payments and the severance payments will be reduced by any compensation earned by Mr. Marden from a subsequent employer during the period of salary continuation. The Company's employment agreement with Mr. Marden provides that Mr. Marden is to receive a 1.5% equity interest in the Company's electronic software subsidiary. Such 1.5% equity interest is to be subject to certain antidilution rights, piggyback registration rights, tag along sale rights and put/call rights.

         At any time on or after February 1, 1998, each of the Company and Mr. Marden may give the other party notice of non-renewal of the term and, in the event the Company gives such notice, the term will be automatically extended so that it ends twelve months after the last day of the month in which the Company gives such notice.

         The Company has an employment agreement with Mr. Kaplan providing for his employment through July 31, 1998. The agreement provides for an annual salary of not less than $500,000 for the year commencing August 1, 1995, $600,000 for the year commencing August 1, 1996, and $750,000 for the year commencing August 1, 1997, participation in the Stock Option Plan, certain death and disability benefits, certain tax and estate planning services and use of a company automobile (including payment of related expenses). In addition, Mr. Kaplan is eligible to receive with respect to each year of the term a performance based bonus. To the extent any payments that would otherwise be made to Mr. Kaplan would be nondeductible to the Company due to Section 162(m) of the Code, any such payments will be deferred without interest until such time as they are no longer nondeductible pursuant to Section 162(m).

         If during the term Mr. Kaplan's employment terminates due to disability (as defined in the employment agreement) or death, the Company is required to pay Mr. Kaplan (or, in the event of his death, his designated beneficiary or legal representative) continued payments in an amount equal to 60% of his base salary (as in effect immediately prior to such termination), payable in the manner provided in the agreement, until the end of the term or, if the Company has not given notice of non-renewal of the term, for a period of twelve months after the last day of the month in which such termination occurred, whichever is longer, as well as, in case of disability, continuation of medical, dental and vision benefits during such period.

         In the event of termination of Mr. Kaplan's employment by the Company without Cause (as defined in the agreement) or by Mr. Kaplan due to breach by the Company of the employment agreement, then the Company shall continue to pay Mr. Kaplan base salary and bonuses and to provide Mr. Kaplan with welfare plan benefits for the remainder of the term as are in effect immediately prior to such termination of employment, or if the Company has not then given notice of non-renewal, for a period of twelve months after the last day of the month in which such termination occurred, whichever is longer. Mr. Kaplan has the duty to mitigate such severance payments and the severance payments will be reduced by any compensation earned by Mr. Kaplan from a subsequent employer during the period of salary continuation.

         At any time on or after July 31, 1997, each of the Company and Mr. Kaplan may give the other party notice of non-renewal of the term and, in the event the Company gives such notice, the term will be automatically extended so that it ends twelve months after the last day of the month in which the Company gives such notice.

         Andrews Group has an agreement with Mr. Shapiro pursuant to which he is employed by Andrews Group and serves as an officer of Andrews Group and an executive officer of the Company. The Company is obligated to reimburse Andrews Group for the portion of the salary paid to Mr. Shapiro by Andrews Group which relates to services he renders to the Company. Mr. Shapiro is not entitled to receive any salary directly from the Company nor is he eligible to receive bonuses or other benefits from the Company other than grants of options for shares of Common Stock pursuant to the Stock Option Plan.

COMPENSATION OF DIRECTORS

         Directors who currently are not receiving compensation as officers or employees of the Company or any of its affiliates are paid an annual retainer fee of $25,000, payable in monthly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attend. The members of the Special Committee (other than the Chairman) were paid $20,000, and the Chairman was paid $30,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of April 30, 1997, the number of shares of Common Stock beneficially owned, and the percent so owned (based on 101,809,657 shares of Common Stock outstanding on April 30, 1997), by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company who is a beneficial owner of any shares of Common Stock, (iii) the officers named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. The number of shares owned are those beneficially owned, as determined under the rules of the Securities and Exchange Commission (the "SEC"), and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.


                                                           AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                   BENEFICIAL OWNERSHIP       PERCENT OF CLASS
------------------------                                   --------------------       ----------------
Ronald O. Perelman (a)                                          31,696,225                 31.1%
 35 East 62nd Street
 New York, New York 10021
Marvel Holdings Inc.                                            50,932,167                 50.03
c/o Icahn and Co.
767 Fifth Avenue
New York, NY 10153

William C. Bevins                                                  160,000                   *

Donald G. Drapkin (b)                                               40,000                   *

E. Gregory Hookstratten (c)                                         50,000                   *

Stan Lee (d)                                                       300,000                   *

Scott C. Marden (e), (f)                                           252,000                   *

Scott M. Sassa                                                           0                   *

David J. Schreff                                                         0                   *

Terry C. Stewart (g)                                               800,000                   *

Kenneth Ziffren                                                     12,000                   *

Gerard S. Calabrese (h)                                            233,333                   *

Jeffrey L. Kaplan (i)                                              333,000                   *

Paul E. Shapiro (j)(f)                                             269,666                   *
                                                                ----------                 -----
All directors and executive officers as a group
(18 persons)(f)(k)(l)                                           34,431,551                 33.8%
                                                                ==========                 =====

* Less than 1%

(a) All of such shares of Common Stock are beneficially owned indirectly through wholly owned subsidiaries of Mafco. The sole stockholder of Mafco is Ronald O. Perelman. On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay in the chapter 11 cases of the Marvel Holding Companies to allow the Holding Companies' Trustee to vote and to foreclose upon the Pledged Stock. The Company has filed an appeal of such order and intends to expedite such appeal. On March 19, 1997, the Creditors Committee notified the Company that on March 25, 1997 it would cause the Holding Companies' Trustee to vote the approximately 78% of the outstanding common stock of the Company and pledged to secure the notes issued by the Marvel Holding Companies, as well as all of the outstanding common stock of Marvel Holdings pledged by Parent Holdings to secure the notes issued by Parent Holdings and the common stock of Parent Holdings pledged by Marvel III to secure the notes issued by Marvel III (collectively, the "Pledged Stock") to replace the Board of Directors of the Company and the Holding Companies. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order (the "Restraining Order") preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of the Company and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of section 362 of the Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. The Creditors Committee filed an emergency appeal of the Restraining Order. A hearing on such appeal was heard on May 1, 1997 in the Federal District Court for the District of Delaware, and on May 14, 1997, the District Court overturned the Restraining Order, but stayed the effectiveness of its ruling for 10 days. The Company intends to pursue available options to maintain the status quo. If the Board of Directors of the Company were to be replaced, such action would constitute a change of control of the Company.

         (b) Represents shares of Common Stock owned by a trust created for the minor children of Donald G. Drapkin, with respect to which Mr. Drapkin disclaims beneficial ownership.

         (c) Represents shares of Common Stock owned by the E. Gregory Hookstratten Profit Sharing Plan, under which Mr. Hookstratten is the sole beneficiary.

         (d) Represents 280,000 shares of Common Stock as to which Stan Lee currently has the right to acquire beneficial ownership thereof upon the exercise of stock options and 20,000 shares of Common Stock owned.

         (e) Represents 250,000 shares of Common Stock as to which Scott C. Marden currently has the right to acquire beneficial ownership thereof upon the exercise of stock options and 2,000 shares of Common Stock owned.

         (f) Pursuant to employment agreements with the Company or certain other arrangements involving certain executive officers, certain executive officers were entitled, in early 1997, to be granted specified amounts of stock options, which stock options have not been granted as a result of the Company's chapter 11 proceedings. Such ungranted stock options totaled 250,000 for each of Messrs. Marden, Sassa, Schreff and Shapiro.

         (g) Represents shares of Common Stock as to which Terry C. Stewart currently has the right to acquire beneficial ownership thereof upon the exercise of stock options.

         (h) Represents shares of Common Stock as to which Gerard S. Calabrese currently has the right to acquire beneficial ownership thereof upon the exercise of stock options. Mr. Calabrese ceased being an executive officer during 1996.

         (i) Represents shares of Common Stock as to which Jeffrey L. Kaplan currently has the right to acquire beneficial ownership thereof upon the exercise of stock options.

         (j) Represents 266,666 shares of Common Stock as to which Paul E. Shapiro currently has the right to acquire beneficial ownership thereof upon the exercise of stock options and 3,000 shares of Common Stock owned.

         (k) Includes 2,446,665 shares of Common Stock as to which such persons currently have the right to acquire beneficial ownership thereof upon the exercise of stock options.

         (l) None of Messrs. Fuchs, Gifford, Janklow or Jones, directors of the Company, beneficially owns any shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH MACANDREWS & FORBES

         The Company is an indirect approximately 31% owned subsidiary of MacAndrews & Forbes. MacAndrews & Forbes is wholly owned by Ronald O. Perelman.

         MacAndrews & Forbes is a diversified holding company with interests in several industries. Through its 83% ownership of Revlon, MacAndrews & Forbes is engaged in the cosmetics and skin care, fragrance and personal care products business. MacAndrews & Forbes owns 83% of Coleman, which is engaged in the manufacture and marketing of recreational outdoor products, portable generators, power-washing equipment, spas and hot tubs, and 65% of Meridian Sports, a manufacturer and marketer of specialized boats and water sports equipment. MacAndrews & Forbes, through its 86% ownership of Mafco Consolidated, is engaged in the manufacture and distribution of cigars and pipe tobacco and through its 29% ownership of PCT is engaged in the processing of licorice and other flavors. MacAndrews & Forbes is also in the financial services business through California Federal. The principal executive offices of MacAndrews & Forbes are located at 35 East 62nd Street, New York, New York 10021.

         The Company reimburses MacAndrews & Forbes for the cost of certain services provided by third parties. The Services Agreement pursuant to which such services were provided has been terminated.

         Tax Indemnification Arrangements. Prior to the acquisition of the Company by Parent Holdings in 1989, Marvel was included in the consolidated federal income tax returns of New World Entertainment, Ltd. ("New World"). From the time of Parent Holdings' acquisition of Marvel through the consummation of Marvel's initial public offering and for the period subsequent to May 19, 1993, Marvel was included in the consolidated federal income tax returns of Andrews Group or MacAndrews & Forbes or both and made tax sharing payments to Andrews Group or MacAndrews & Forbes in amounts equal to the taxes it would have paid on a separate company basis. For periods beginning with the consummation of Marvel's initial public offering and ending with May 19, 1993, Marvel has filed separate tax returns. That notwithstanding, Marvel remains obligated to pay to Andrews Group any income taxes Marvel would have had to pay if it had filed a separate tax return for the periods subsequent to Parent Holdings' acquisition of Marvel in 1989 and through July 22, 1991 (to the extent that it has not previously paid such amounts). In addition, if the tax liability attributable to Marvel for any previous period during which Marvel was included in a consolidated federal income tax return filed by Andrews Group or MacAndrews & Forbes is adjusted as a result of an action of the Internal Revenue Service or a court, then Marvel will pay to MacAndrews & Forbes the amount of any increase in such liability and MacAndrews & Forbes will pay to Marvel the amount of any decrease in such liability. Marvel continues to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any taxable year in which it was a member of any consolidated group of which New World, Andrews Group or MacAndrews & Forbes was the common parent. Mafco has agreed, however, to indemnify Marvel for any federal income tax liability of New World, Andrews Group and MacAndrews & Forbes or any of their subsidiaries (other than Marvel or its subsidiaries).

         Tax Sharing Agreement. Until April 24, 1997, Marvel was includable in Mafco's consolidated federal income tax return. Marvel had entered into a tax sharing agreement with Mafco pursuant to which it made tax sharing payments to Mafco in amounts equal to the taxes it would have paid if it were to file a separate consolidated tax return for itself and its subsidiaries. Marvel, Mafco and Marvel III entered into a Tax Sharing Agreement dated as of January 1, 1994 (the "Tax Sharing Agreement") which amended and restated the then existing tax sharing agreement to provide that Marvel will make payments thereunder to Marvel III instead of Mafco for 1994 and subsequent years. As a result of losses during 1996, the Company has not made tax sharing payments for 1996 and as a result of such losses, Marvel has received refunds of previously made tax sharing payments from Mafco under the Tax Sharing Agreement of approximately $17.1 million, and, notwithstanding the termination of the Tax Sharing Agreement, an additional approximately $11 million in tax sharing payment refunds are payable to Marvel in September 1997.

         Stock Purchase Agreement. The Plan of Reorganization, filed on December 27, 1996 (as amended, the "Plan"), contemplated that pursuant to the Stock Purchase Agreement Andrews Group, or an affiliate thereof, would make the Andrews Group Investment which contemplated the acquisition from Marvel of a number of shares of Common Stock (or its equivalent) that would represent 80.1% of the shares of reorganized Marvel after giving effect to such acquisition, in consideration for $365 million in cash or, at the option of Andrews Group, shares of Class A Common Stock of Toy Biz (the "Class A Common Stock") or a combination of the foregoing. The Plan contemplated that in connection with the Andrews Investment, the Company would acquire the Class A Common Stock not owned by Marvel, Andrews Group or their affiliates pursuant to a Merger Agreement between Andrews Group and Toy Biz and a Stock Purchase Agreement with the two other principal stockholders of Toy Biz. The Plan also contemplated a new $160 million credit facility for Toy Biz to be used for working capital purposes of the Company, including Toy Biz, and to fund the Company's strategic initiatives. On March 7, 1997, Andrews Group exercised its right to terminate the Stock Purchase Agreement with the Company. On the same date, Andrews Group informed Toy Biz and the two principal stockholders of Toy Biz that, as a result of the termination of the Andrews Investment, a condition to closing under the Merger Agreement with Toy Biz and the Stock Purchase Agreement would not be satisfied, that Andrews Group did not intend to waive the satisfaction of such condition and therefore the transaction contemplated by such agreements would not be consummated. The Plan has since been withdrawn.

         Relationships with NWCG. During 1996, the Company entered into certain license agreements with New World Communications Group, Incorporated ("NWCG"), a former subsidiary of MacAndrews & Forbes which was sold in January, 1997, for use of certain of the Company's characters in the production of animated series for television. Pursuant to these agreements, NWCG paid the Company a license fee, and NWCG is eligible to participate in licensing and other revenues derived from the exhibition of certain of such animated series. During 1996, the Company and NWCG entered into an agreement whereby NWCG produced for the Company episodes 1-13 of THE INCREDIBLE HULK animated television show, at a cost of approximately $4 million.

RELATIONSHIP WITH TOY BIZ

         Marvel Services Agreement and Other Arrangements with Toy Biz. Pursuant to an agreement with Toy Biz (the "Marvel Services Agreement"), Marvel provides to Toy Biz certain management, consulting and administrative services ("Marvel Employee Services") and certain services purchased from third-party providers, including legal and accounting services ("Third Party Services"). Toy Biz pays its allocated share of the costs of such services. The Services Agreement has a term of one year and is automatically renewed for successive one year terms unless terminated upon 120 days written notice. During 1996, Toy Biz accrued approximately $262,000 for Marvel Employee Services. As of April 30, 1997, these amounts have not been paid.

         Stockholders Agreement and Class B Voting Trusts. In connection with the closing of Toy Biz's initial public offering of Class A Common Stock (the "Toy Biz IPO"), the Company, Isaac Perlmutter ("Mr. Perlmutter"), Zib, Inc. ("Zib"), the Perlmutter Trust (Mr. Perlmutter, Zib and the Perlmutter Trust collectively, the "Perlmutter

Parties"), Avi Arad ("Mr. Arad") and Toy Biz entered into a stockholders agreement (the "Stockholders Agreement), which provides, among other things, that the Company and its permitted transferees, generally entities which are affiliates of the Company ("Permitted Transferees"), Mr. Perlmutter and Mr. Arad will vote their respective shares of Class A Common Stock to elect as directors of Toy Biz (i) eight persons designated by the Company, (ii) two persons designated by Mr. Perlmutter and (iii) one person designated by Mr. Arad. The Stockholders Agreement also permits certain pledges of Class B Common Stock of Toy Biz (the "Class B Common Stock") owned by the Company and its Permitted Transferees. The Company subsequently transferred its ownership interest in all of the Class B Common Stock held by it to Marvel Characters, Inc., a wholly owned subsidiary of the Company ("Marvel Characters"), a Permitted Transferee.

         The Stockholders Agreement provides that, in the event Ronald O. Perelman no longer controls the Marvel, the Company is obligated to submit its shares of Class B Common Stock for conversion into Class A Common Stock, unless Mr. Perlmutter and Mr. Arad consent to such shares remaining Class B Common Stock. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued the Restraining Order. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed the Entertainment Lift Stay Motion. On the same date, the Creditors Committee filed an emergency appeal of the Restraining Order. A hearing on such appeal was heard on May 1, 1997 in the Federal District Court for the District of Delaware, and on May 14, 1997 the District Court overturned the Restraining Order, but stayed the effectiveness of its ruling for 10 days. The Company intends to pursue available options to maintain the status quo. On April 24, 1997, the Holding Companies' Trustee voted the shares of common stock of Marvel Holdings pledged to secure the Parent Holdings Notes to remove the directors of Marvel Holdings and replace them with three designees of the Icahn Group. As a result, Mafco no longer beneficially owns the approximately 50% of the Common Stock of Marvel owned by Marvel Holdings. However, in light of the fact that Mafco, which is wholly owned by Ronald O. Perelman, beneficially owns approximately 31% of the Common Stock of Marvel and that the Board of Directors of Marvel consists of designees of Mafco, the Company does not believe that the replacement of the directors of Marvel Holdings with designees of the Icahn Group constitutes a change of control of the Company. If the Board of Directors of the Company were to be replaced, such action would likely result in Ronald O. Perelman no longer controlling Marvel for purposes of the Stockholders Agreement.

         The Stockholders Agreement terminates upon the mutual agreement of the parties thereto or upon the sale of all or substantially all of the assets of Toy Biz and also will terminate as to any share of Class B Common Stock when such share is converted into a share of Class A Common Stock or when there are no shares of Class B Common Stock outstanding, including as a result of conversion of all of the Class B Common Stock into Class A Common Stock.

         Each of Messrs. Perlmutter and Arad is the sole trustee of a voting trust in which the Company had deposited one share (the "Deposited Stock") of Class B Common Stock (the "Class B Voting Trusts"). The Company is the sole beneficiary of each of the Class B Voting Trusts. Each of Messrs. Perlmutter and Arad has the right to vote the share of Deposited Stock held by his respective Class B Voting Trust in his absolute discretion until the termination of such trust. The Company subsequently transferred its ownership interest in the Deposited Stock to Marvel Characters.

         The rights and obligations of Messrs. Perlmutter and Arad under the Stockholders Agreement cease, and the Class B Voting Trusts of which they are the trustees will terminate and the shares of Deposited Stock held by such trusts will be distributed to the Company, upon the occurrence of certain events, including a reduction in their holdings of Class A Common Stock below specified amounts of Class A Common Stock. In addition, the Class B Voting Trusts terminate if either Mr. Perlmutter or Mr. Arad attempts to transfer or dispose of his respective right to vote the Deposited Stock subject to a Class B Voting Trust or any interest therein.

         On August 7, 1995, the Company transferred its entire ownership interest in the Class B Common Stock, including the Deposited Stock, to Marvel Characters. In connection with the transfer, Marvel Characters agreed to be bound by the Stockholders Agreement and the Class B Voting Trusts on the same terms and conditions as the Company.

         Registration Rights Agreement. The Company is a party to a registration rights agreement (the "Registration Rights Agreement") with Toy Biz and Messrs. Perlmutter and Arad (collectively, the "Principal Stockholders"), pursuant to which each of the Principal Stockholders and certain permitted transferees of shares of Class A or Class B Common Stock formerly held by any of the Principal Stockholders (the "Holders") have the right, subject to certain conditions, to require Toy Biz to register under the Securities Act of 1933, as amended, all or any portion of the shares of Class A Common Stock held by them, or, in the case of the Company, issuable upon conversion of the Class B Common Stock held by it (each, a "Demand Registration"), on two occasions. In addition, the Holders have certain rights to participate in the Demand Registrations and other registrations by the Company of its Class A Common Stock (each, a "Piggyback Registration"). Toy Biz is obligated to pay any expenses incurred in connection with a Demand Registration or a Piggyback Registration, except for underwriting discounts and commissions attributable to the shares of Class A Common Stock sold by such Holders. As of April 30, 1997, the Company has not been reimbursed by Toy Biz for certain of its expenses in connection with the offering by Marvel of shares of Class A Common Stock in August 1996.

         Marvel Studios. To enhance further the media exposure of the Marvel Characters, the Company and Toy Biz have agreed to form Marvel Studios, although documentation relating to such formation has not been finalized (and pending such formation, Marvel Studios is being operated as a division of the Company). The objective of Marvel Studios is to facilitate the release of live action and animated feature films and television programming, and other media based on the Marvel Characters in order to create greater consumer interest in the Marvel Characters and related merchandise. The Company believes that any feature film or television programming, theatrical productions or other media and any advertising and promotion associated with such media will create consumer interest in the Marvel Characters and revenue opportunities for the Company's businesses, including the licensing and toy business. The Company believes that Marvel Studios will facilitate the release of feature films, television programming and other media by giving the Company greater control over the development of such projects compared to the present practice of only licensing the use of the Marvel Characters in film or television projects to an unrelated third party.

         Pursuant to an agreement with Toy Biz, Toy Biz has agreed to invest, from time to time, up to $50 million in preferred equity interests in Marvel Studios (the "Preferred Equity Interests"), which will represent 25% of the equity in Marvel Studios. Marvel has agreed to invest, from time to time, up to $50 million in common equity interests in Marvel Studios (the "Common Equity Interests") which will represent 75% of the equity in Marvel Studios. Each of Marvel and Toy Biz has also agreed to reimburse Marvel Studios for the portion of merchandise participations payable to third parties by Marvel Studios attributable to its respective operations. The governing body of Marvel Studios is expected to consist of three Marvel designees and two Toy Biz designees. In August 1996, Marvel sold 2.5 million shares of Class A Common Stock and Toy Biz sold 700,000 shares of Class A Common Stock to fund, in part, their respective obligations to Marvel Studios. As of April 30, 1997, all funding of Marvel Studios projects has been advanced by Marvel.

         Marvel/Toy Biz Plan. The Company and Toy Biz signed a letter of intent dated April 25, 1997 (the "Letter of Intent") proposing a new plan (the "Marvel/Toy Biz Plan") of reorganization for the Debtor Companies. On May 7, 1997, the Marvel/Toy Biz Plan was filed with the Bankruptcy Court.

                  Newco Auction. The Marvel/Toy Biz Plan contemplates that there will be an auction (the "Newco Auction") of the enterprise resulting from the business combination of the Company (other than Fleer/SkyBox and Panini and their respective subsidiaries) and Toy Biz ("Newco"). Pursuant to the Marvel/Toy Biz Plan, under the Newco Auction process, the minimum acceptable bid for Newco would be one that yields net cash proceeds (after payment of administrative expenses, amounts owed under the $100 million debt-in-possession loan agreement (the "DIP Loan") and certain costs and expenses of the Company's lenders under the existing credit agreements (the "Secured Lenders") and Toy Biz with, in the case of Toy Biz, such fees and expenses being capped at $3.5 million) to the Company's Secured Lenders in an amount equal to the aggregate amount owing such lenders less
$180 million, and that yields to the stockholders of Toy Biz (other than Marvel) $285 million, or approximately $14 per share.

                  Marvel Auction. As part of the auction process contemplated by the Marvel/Toy Biz Plan, as an alternative to bids for Newco, a bid may be accepted for the Company's publishing and licensing businesses and its approximately 26.6% interest in Toy Biz in an amount at least sufficient to yield net cash proceeds (after payment of administrative expenses, amounts owed under the DIP Loan and certain costs and expenses of the Company's Secured Lenders) to the Company's Secured Lenders equal to approximately $430 million and includes a means for payment of a breakup fee of $7 million to Toy Biz's stockholders (other than the Company) (see "--Breakup Fee").

                  If a Transaction Based on a Qualifying Offer Closes. If an offer or offers satisfying the minimum conditions under the Newco Auction or Marvel Auction are received and a transaction based on such offer closes, pursuant to the Marvel/Toy Biz Plan the net cash proceeds are expected to be distributed in accordance with the preceding paragraph and the Secured Lenders will accept 100% of the common stock of Fleer and Panini.

         Pursuant to the Marvel/Toy Biz Plan, if an offer or offers exceeding the minimum conditions are received and a transaction based on such offer closes, any excess proceeds shall be distributed to unsecured creditors, equity holders and securities litigation claimants of the Debtor Companies in order of priority; provided, that prior to any sale of Fleer and its subsidiaries and Panini and its subsidiaries, the Secured Lenders may elect to be distributed such excess proceeds, in which event the unsecured creditors, equity holders and securities litigation claimants of the Debtor Companies shall be distributed subordinated debt securities equal in value to such excess in order of priority.

                  Marvel/Toy Biz Merger. If no offers satisfying the minimum conditions for the Newco Auction or Marvel Auction set forth above are received, or if no transaction based on an offer satisfying such minimum conditions closes, then pursuant to the Marvel/Toy Biz Plan, the Company's publishing and licensing businesses and Toy Biz would combine to form Newco. Pursuant to the Marvel/Toy Biz Plan, in such merger, the Company's Secured Lenders are expected to receive in satisfaction of their claims: (i) cash proceeds of a new $250 million term loan net of amounts required to repay borrowings under the DIP Loan, and a 5-year, $170 million note accruing interest at 11.5% per annum (payable at maturity) from Newco, (ii) 28% of the primary shares of Newco, and (iii) the economic interest in Fleer and Panini subject to certain limitations. Toy Biz stockholders will receive 72% of the primary shares of Newco. Pursuant to the Marvel/Toy Biz Plan, all other secured claims are expected to receive (i) payment in full in respect of their claims, (ii) return of their collateral, or (iii) reinstatement of their claims, as determined by Toy Biz, subject to the approval of the Secured Lenders. Pursuant to the Marvel/Toy Biz Plan, an amount of cash acceptable to Toy Biz and the Secured Lenders will be dedicated to the payment of general unsecured claims. Pursuant to the Marvel/Toy Biz Plan, allowed securities litigation claims are expected to be subordinated to all other claims and are expected to be pari passu with all equity interests in Marvel (other than warrants) pursuant to section 510(b) of the Bankruptcy Code.

         In addition, pursuant to the Marvel/Toy Biz Plan, Marvel stockholders would receive two series of three-year warrants. The first series would entitle Marvel shareholders to acquire 7.5% of the common stock of Newco on a fully diluted basis with an exercise price based upon Marvel/Toy Biz having an enterprise value of $950 million. The second series would entitle Marvel shareholders to acquire an additional 5% of the common stock of Newco on a fully diluted basis with an exercise price based on Newco having an enterprise value of $1.1 billion.

         Pursuant to the Marvel/Toy Biz Plan, Newco will obtain a loan facility (the "Loan Facility") in the amount of $250 million on a term-loan basis and $75 million on a revolving-credit basis, in each case having terms reasonably acceptable to the Secured Lenders. Pursuant to the Letter of Intent, if Newco is unable to obtain a term loan facility for such amount from a third-party lender as of the effective date of the Marvel/Toy Biz Plan, pursuant to the Marvel/Toy Biz Plan, the Secured Lenders will provide a senior secured term loan facility in the amount of $150 million, provided that the remainder of the Loan Facility is provided by a third party on terms reasonably acceptable to the Secured Lenders.

                  Conditions Precedent to the Consummation of the Marvel/Toy Biz Plan. The conditions precedent to the consummation of the Marvel/Toy Biz Plan include, among other things, (i) there has been no material adverse change, as subsequently defined, in the financial condition of either Toy Biz or Marvel after the date of the execution of the Letter of Intent; (ii) the transactions contemplated by the Marvel/Toy Biz Plan, as they relate to Toy Biz, have been duly authorized by the stockholders of Toy Biz; (iii) the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act has expired; and (iv) Toy Biz has received a suitable fairness opinion indicating that the exchange consideration to be received by Toy Biz Class A stockholders is fair from a financial point of view to such stockholders.

         The conditions precedent to the consummation of the Marvel/Toy Biz Plan may only be waived only with the consent of Marvel, Toy Biz and the Secured Lenders.

         The Marvel/Toy Biz Plan provides that confirmation date for such plan may not be later that August 15, 1997.

                  Breakup Fee. Pursuant to the Marvel/Toy Biz Plan, the payment of the breakup fee is subject to the following conditions: (i) Toy Biz sends to Marvel and the Secured Lenders a copy of a firm financing commitment, subject only to the payment of a customary fee and otherwise in form and substance reasonably acceptable to the Secured Lenders with respect to the Loan Facility described above; (ii) Toy Biz is otherwise willing and diligently proceeding to close; and (iii) Messrs. Isaac Perlmutter and Avi Arad have entered into a voting agreement, in form and substance reasonably acceptable to Marvel and the Secured Lenders, on or before the date on which Toy Biz must complete its due diligence, pursuant to which they agree to vote their shares of Class A Common Stock in favor of the merger with Marvel and other transactions contemplated under the Letter of Intent, and not in favor of any competing offers.

         There is no breakup fee in the context of a Newco Auction or the consummation of a competing plan (other than a sale pursuant to the Marvel Auction). The breakup fee provisions are subject to Bankruptcy Court approval. On May 9, 1997, the Bankruptcy Court approved, subject to certain conditions, the breakup fee.

                  Sale of Fleer/SkyBox and Panini. Pursuant to the Marvel/Toy Biz Plan, Marvel's Fleer/SkyBox and Panini businesses will also be marketed and may be sold in a separate auction.

                  Retention of Financial Advisor. The Company has retained Blackstone Group, LLP, to act as financial advisor to the Company, including to assist the Company in identifying potential bidders and conducting the Newco Auction, the Marvel Auction and the auction of the businesses of Fleer and Panini.

         There can be no assurance that the transactions contemplated by the Marvel/Toy Biz Plan will be consummated.

LOANS TO EXECUTIVE OFFICER

         The Company extended a $250,000 unsecured loan to Jeffrey L. Kaplan, Executive Vice President, on each of February 15, 1995, and December 29, 1995. The principal of and accrued interest on such loans is payable on February 15, 1999. The unpaid principal balance bears interest at a rate per annum equal to the interest rate paid by the Company, from time to time, on outstanding balances under the Company's Amended and Restated Credit Agreement or, if the Company is no longer a party to such credit facility, at a rate per annum equal to the prime rate at Chase. In 1997, such notes were assigned to Andrews Group for $500,000 plus accrued interest in an intercompany credit.

CERTAIN BUSINESS RELATIONSHIPS

         Kenneth Ziffren, a Director of the Company, is a partner of Ziffren, Brittenham, Branca & Fischer, a law firm which provided legal services to the Company in 1996, and is providing legal services to the Company in 1997.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's executive officers, directors and 10% stockholders are required under the Exchange Act to file reports of ownership and changes in ownership with the SEC and the NYSE. Copies of these reports also must be furnished to the Company.

         Based solely upon a review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required, the Company believes that during 1996 all filing requirements applicable to its executive officers, directors and 10% holders were complied with.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARVEL ENTERTAINMENT GROUP, INC.
                                            (Registrant)


                                           By: /s/ Paul E. Shapiro
                                              --------------------------------
                                              Paul E. Shapiro
                                              Executive Vice President