Form 10-Q
period 1997-03-31
MARVEL ENTERTAINMENT GROUP INC
filed 1997-05-15
CIK 874808

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes X  No
    --    ----

As of May 5, 1997, there were 101,809,657 shares of the registrant's Common Stock, par value $.01 per share, outstanding, of which 31,696,225 shares are beneficially owned by indirect wholly owned subsidiaries of Mafco Holdings Inc.

                       MARVEL ENTERTAINMENT GROUP, INC.
                            (DEBTOR-IN-POSSESSION)
             INDEX TO CONTENTS OF THE FIRST QUARTER 1997 FORM 10-Q


                                                                          Page
                                                                          ----
Condensed Consolidated Balance Sheets as of March
 31, 1997 and December 31, 1996  ........................................    3

Condensed Consolidated Statements of Operations for
 the quarters ended March 31, 1997 and 1996 .............................    4

Condensed Consolidated Statements of Cash Flows
 for the quarters ended March 31, 1997 and 1996 .........................    5

Notes to Condensed Consolidated Financial Statements ....................    6

Management's Discussion and Analysis of Financial
Condition and Results of Operations .....................................   18

Other Information .......................................................   24

Signatures ..............................................................   24

                       MARVEL ENTERTAINMENT GROUP, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                  March 31,           December 31,
                                                    1997                 1996
                                              ---------------      --------------
ASSETS
Current assets:
     Cash ...............................         $  21.7             $  25.1
     Accounts receivable, net ...........           215.7               229.1
     Inventories, net ...................            78.2                78.1
     Deferred income taxes ..............             6.2                 6.2
     Income tax receivable ..............            11.8                11.8
     Prepaid expenses and other .........            51.3                49.2
                                              ---------------      --------------
          Total current assets ..........           384.9               399.5


Property, plant and equipment, net ......            77.4                79.5
Goodwill and other intangibles, net .....           309.3               317.6
Deferred charges and other ..............            47.3                47.4
                                              ---------------      --------------
          Total Assets ..................        $  818.9            $  844.0
                                             ================      -=============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable ...................        $   85.8             $  98.5
     Accrued expenses and other .........           168.9               174.7
     Short term borrowings ..............            87.0                47.3
     Current portion of long-term debt ..             9.7                10.6
     Liabilities subject to settlement
          under reorganization ..........            28.8                29.7
                                              ---------------      --------------
          Total current liabilities .....           380.2               360.8

Long-term debt ..........................           127.5               145.0
Other long-term liabilities .............            21.7                20.4
Liabilities subject to settlement
     under reorganization ...............           473.5               473.5
                                             ---------------      --------------
          Total Liabilities .............         1,002.9               999.7

Minority interest in Toy Biz ............           101.0               100.6
                                              ---------------      --------------

Stockholders' deficit:
     Common Stock .......................             1.0                 1.0
     Additional paid-in capital .........            93.1                93.1
     Accumulated deficit ................          (378.1)             (350.3)
     Cumulative translation adjustment ..            (1.0)               (0.1)
                                              ---------------      --------------

          Total Stockholders' Deficit ...          (285.0)             (256.3)
                                              ---------------      --------------
          Total Liabilities and
            Stockholders' Deficit .......          $818.9               $844.0
                                              ===============      =============-

The accompanying Notes to Condensed Consolidated Financial Statements are an
                   integral part of these statements.

                       MARVEL ENTERTAINMENT GROUP, INC.
                            (DEBTOR-IN-POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                             For the
                                                       Three Montns Ended
                                                            March 31,
                                              ----------------------------------
                                                    1997                 1996
                                              ---------------      --------------
Net revenues .............................            $156.7            $  189.6
Cost of sales ............................             104.5               113.9
Selling, general & administrative expenses              48.5                52.3
Depreciation and amortization ............               4.8                 4.4
Amortization of goodwill, intangibles
  and deferred charges ...................               4.3                 5.5
Interest expense, net ....................              15.6                13.7
Foreign exchange loss/(gain), net.........              (0.7)                0.6
Equity in net income of unconsolidated
  subsidiaries and other, net ............               0.1                 0.1
                                              ---------------      --------------
Loss before reorganization items,
  provision for income taxes,
  and minority interest ..................             (20.2)               (0.7)
Reorganization items .....................               3.4                  --
                                              ---------------      --------------
Loss before provision for income
  taxes and minority interest ............             (23.6)               (0.7)
Provision for income taxes ...............               3.8                 1.7
                                              ---------------      --------------
Loss before minority interest ............             (27.4)               (2.4)
Minority interest in earnings of Toy Biz .               0.4                 2.0
                                              ---------------      --------------
Net loss .................................            $(27.8)              $(4.4)
                                              ===============      ==============
Loss per share ...........................            $( .27)              $( .04)
                                              ===============      ==============
Common shares outstanding (in millions) ..              101.8               101.8
                                              ===============      ==============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                       MARVEL ENTERTAINMENT GROUP, INC.
                            (DEBTOR-IN-POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                                             For the
                                                                        Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                          1997      1996
                                                                       --------- --------
Cash flows from operating activities:
Net loss ..............................................................  $(27.8)    $(4.4)
                                                                      ---------   -------
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization ......................................     9.2       9.9
   Provision (benefit) for deferred income taxes ......................     2.7       3.8
   Undistributed earnings of unconsolidated subsidiaries  .............    (0.1)     (0.1)
   Minority interest in earnings of Toy Biz ...........................     0.4       2.0
   Other ..............................................................     0.3        --
   Changes in assets and liabilities:
    Decrease in accounts receivable, net ..............................     9.7      21.4
    Increase in inventories ...........................................    (2.0)     (8.0)
    Increase in other assets ..........................................    (5.2)     (2.9)
    (Decrease) increase in accounts payable ...........................    (7.8)      4.5
    Decrease in accrued expenses and other ............................    (3.3)    (48.5)
                                                                       --------  --------
Total adjustments .....................................................     3.9     (17.9)
                                                                       --------  --------
    Net cash used in operating activities .............................   (23.9)    (22.3)
                                                                       --------  --------
Cash flows from investing activities:
 Capital expenditures (including product development and package
 design  costs) .......................................................    (7.3)    (11.1)
 Other acquisitions, net of cash and cash equivalents acquired  .......    (4.2)       --
 Other investing activities ...........................................    (1.1)     (1.7)
                                                                       --------  --------
    Net cash used in investing activities .............................   (12.6)    (12.8)
                                                                       --------  --------
Cash flows from financing activities:
 Net repayments under Term Loan Agreement .............................    (5.1)     (2.6)
 Net borrowings under Toy Biz credit facility .........................     5.0        --
 Net borrowings under DIP Loan ........................................    40.0        --
 Net (repayments) borrowings under other debt .........................    (4.7)     13.4
 Proceeds from exercise of stock options ..............................      --       0.4
 Other financing activities ...........................................     0.1       0.2
                                                                       --------  --------
  Net cash provided by financing activities ...........................    35.3      11.4
                                                                       --------  --------
Effect of exchange rate changes on cash ...............................    (2.2)     (0.1)
                                                                       --------  --------
Net decrease in cash ..................................................    (3.4)    (23.8)
Cash, at beginning of period ..........................................    25.1      53.6
                                                                       --------  --------
Cash, at end of period ................................................  $ 21.7    $ 29.8
                                                                       ========  ========
Supplemental disclosures of cash flow information:
 Interest paid during the period ......................................  $ 17.3    $ 18.6
 Income taxes paid, net of refunds, during the period .................  $  1.4    $  7.8

The accompanying Notes to Condensed Consolidated Financial Statements are an
                  integral part of these statements.

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Marvel Entertainment Group, Inc. ("Marvel") and its subsidiaries (collectively, the "Company"). In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations, financial position and cash flows have been made and were of a normal recurring nature. The Company's operations consist of (i) the publication and sale of comic books and children's magazines, (ii) the manufacture and distribution of sports and entertainment trading cards and children's activity sticker collections, (iii) consumer products, media and advertising-promotion licensing of the various characters owned by the Company, (iv) the design, marketing and distribution of toys and
(v) the manufacture and distribution of adhesive paper and confectionery products. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. CHAPTER 11 REORGANIZATION

     On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"); SkyBox International, Inc. ("SkyBox"); Marvel Characters, Inc.; Heroes World Distribution, Inc. ("Heroes World"); The Asher Candy Company; Malibu Comics Entertainment, Inc. ("Malibu"); Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (along with Marvel, the "Debtor Companies") filed petitions for relief and a plan of reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Panini S.p.A. ("Panini"), Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the joint venture developing the Marvel Mania restaurants) and Toy Biz, Inc. ("Toy Biz"), all of which are active, as well as certain other subsidiaries did not file petitions under the Bankruptcy Code.

          The Plan of Reorganization, filed on December 27, 1996 (as amended, the "Plan"), contemplated that pursuant to the Stock Purchase Agreement dated December 26, 1996, between Andrews Group Incorporated ("Andrews") and Marvel, Andrews Group, or an affiliate thereof, would acquire from Marvel, a number of shares of Common Stock (or its equivalent) that would represent 80.1% of the shares of reorganized Marvel after giving effect to such acquisition, in consideration for $365 in cash or, at the option of Andrews Group, shares of class A common stock, par value $.01 per share of Toy Biz (the "Class A Common Stock") or a combination of the foregoing (the "Andrews Investment"). The Plan contemplated that in connection with the Andrews Investment, the Company would acquire the Class A Common Stock not owned by Marvel, Andrews Group or their affiliates pursuant to a Merger Agreement between Andrews Group and Toy Biz and a Stock Purchase Agreement with the two other principal stockholders of Toy Biz. The Plan also contemplated a new $160 credit facility for Toy Biz to be used for working capital purposes of the Company, including Toy Biz, and to fund the Company's strategic initiatives. As of March 31, 1997, the Company owned 7,394,000 shares of class B common stock of Toy Biz (the "Class B Common Stock"), representing 26.6% of the equity of Toy Biz, and 78.4% of the voting power relating to Toy Biz. This plan has since been withdrawn as described below.

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 debtor-in-possession financing facility (the "DIP Loan"), which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. The DIP Loan matures on June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein).
See Note 4.

         In 1993, Marvel Holdings Inc. ("Marvel Holdings") issued approximately $517.4 principal amount at maturity of Senior Secured Discount Notes due 1998. In 1993, Parent Holdings issued approximately $251.7

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



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

         On January 13, 1997, the Creditors Committee filed a motion (the "Stay Relief Motion") in the Holdings Companies' chapter 11 cases seeking (i) relief from the automatic stay to permit LaSalle National Bank, as successor indenture trustee (the "Holding Companies' Trustee"), on behalf of the holders of the notes issued by the Marvel Holding Companies, to foreclose upon, and vote, the Pledged Stock and (ii) dismissal of the Marvel Holding Companies' chapter 11 cases. On February 26, 1997, the Bankruptcy Court entered an order granting relief from the automatic stay to allow the Holding Companies' Trustee to vote and to foreclose upon the Pledged Stock. On February 27, 1997, the Company and the Marvel Holding Companies filed a notice of appeal with respect to such order. Such appeal will be heard on June 19, 1997 in the United States District Court for Delaware.

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

     On March 7, 1997, the Creditors Committee indicated that it would make a proposal whereby the holders of Common Stock (other than Mafco and its affiliates) and holders of the notes of the Marvel Holding Companies would make a $365.0 infusion into the Company as part of a new Plan of Reorganization through a rights offering that would be backstopped by certain members of the Creditors Committee, including High River Limited Partnership, an entity controlled by Carl Icahn, Westgate International L.P. and United Equities Commodities Company (the "Icahn Group") (as subsequently amended, the "Committee Proposal"). The Committee Proposal did not specify whether all of the $365.0 would be added to the equity of the Company or whether a portion of the

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



proceeds would be used to repay borrowings under the Credit Agreements, and did not contemplate Toy Biz becoming a wholly owned subsidiary of Marvel.

     On March 19, 1997, the Creditors Committee notified the Company that on March 25, 1997 it would cause the Holding Companies' Trustee to vote the Pledged Stock to replace the Board of Directors of the Company and the Holding Companies. On March 24, 1997, the Court in the Debtor Companies' bankruptcy cases issued a restraining order (the "Restraining Order") preventing the Creditors Committee and the Holding Companies' Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of the Company and determined that the Creditors Committee and the Holding Companies' Trustee must comply with the procedural requirements of Section 362 of the Bankruptcy Code to seek relief from the automatic stay to take such action. The Court, however, also ruled that the Creditors Committee and Holding Companies' Trustee could replace the Board of Directors of Marvel Holdings and Parent Holdings. On March 28, 1997, the Creditors Committee and the Holding Companies' Trustee filed a motion to lift the automatic stay in the Debtor Companies' cases in order to permit the Creditors Committee and the Holding Companies' Trustee to replace the Board of Directors of Marvel. A hearing date on such motion, originally set for May 14, 1997, has been rescheduled by the Creditors Committee and the Holding Companies' Trustee for June 6, 1997. On the same date, the Creditors Committee filed an emergency appeal in the Federal District Court for Delaware of the restraining order of the Bankruptcy Court issued on March 24, 1997 preventing the replacement of the Board of Directors of Marvel. A hearing on such appeal was heard on May 1, 1997, and on May 14, 1997, the District Court overturned the Restraining Order but the District Court stayed the effectiveness of its ruling for 10 days. The Company intends to pursue available options to maintain the status quo.

         On April 24, 1997, the Indenture Trustee voted the shares of common stock of Marvel Holdings pledged to secure the Parent Holdings Notes to remove the directors of Marvel Holdings and replace them with Messrs. Carl Icahn, Vincent Intrieri and Robert Mitchell, designees of the Icahn Group. As a result, Mafco no longer beneficially owns the approximately 50.03% of the Common Stock of Marvel owned by Marvel Holdings, and Marvel is no longer consolidated for federal income tax purposes with Mafco. As a result of such tax deconsolidation, the Company will retain an allocated portion of net operating loss carryforwards ("NOLs") of the Mafco affiliated group. Such allocation is not yet determinable. Such NOL's may be limited under federal income tax laws in the event of a change of control of the Company, including as a result of the consummation of a plan of reorganization.

         On April 25, 1997, the Company and Toy Biz signed a letter of intent (the "Letter of Intent") proposing a new plan (the "Marvel/Toy Biz Plan") of reorganization for the Debtor Companies. The Marvel/Toy Biz Plan was filed on May 7, 1997 with the Bankruptcy Court.

         The Marvel/Toy Biz Plan contemplates that there will be an auction (the "Newco Auction") of the enterprise resulting from the business combination of the Company (other than Fleer/SkyBox and Panini and their respective subsidiaries) and Toy Biz ("Newco"). Pursuant to the Marvel/Toy Biz Plan, under the Newco Auction, the minimum acceptable bid for Newco would be one that yields net cash proceeds (after payment of administrative expenses, amounts owed under the $100.0 DIP Loan and certain costs and expenses of the Company's lenders under the Credit Agreements (the "Secured Lenders") and Toy Biz with, in the case of Toy Biz, such fees and expenses being capped at $3.5) to the Company's Secured Lenders in an amount equal to the aggregate amount owing such lenders less $180.0, and that yields to the stockholders of Toy Biz (other than Marvel) $285.0, or approximately $14 per share.

         As part of the auction process contemplated by the Marvel/Toy Biz Plan, as an alternative to bids for Newco, a bid may be accepted for the Company's publishing and licensing businesses and its approximately 26.6% interest in Toy Biz (the "Marvel Auction") in an amount at least sufficient to yield net cash proceeds (after payment of administrative expenses, amounts owed under the DIP Loan and certain costs and expenses of the Company's Secured Lenders) to the Company's Secured Lenders equal to approximately $430.0 and includes a means for payment of a breakup fee of $7.0 to Toy Biz's stockholders (other than the Company).

         If an offer or offers satisfying the minimum conditions under the Newco Auction or Marvel Auction are received and a transaction based on such offer closes, pursuant to the Marvel/Toy Biz Plan the net cash proceeds are

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



expected to be distributed in accordance with the preceding paragraph and the Secured Lenders will accept 100% of the common stock of Fleer and Panini.

         Pursuant to the Marvel/Toy Biz Plan, if an offer exceeding the minimum conditions are received and a transaction based on such offer closes, any excess proceeds shall be distributed to unsecured creditors, equity holders and securities litigation claimants of the Debtor Companies in order of priority; provided, that prior to any sale of Fleer and its subsidiaries and Panini and its subsidiaries, the Secured Lenders may elect to be distributed such excess proceeds, in which event the unsecured creditors, equity holders and securities litigation claimants of the Debtor Companies shall be distributed subordinated debt or equity securities equal in value to such excess in order of priority.

     If no offers satisfying the minimum conditions for the Newco Auction or Marvel Auction set forth above are received, or if no transaction based on an offer satisfying such minimum conditions closes, then pursuant to the Marvel/Toy Biz Plan, the Company's publishing and licensing businesses and Toy Biz would combine to form Newco. Pursuant to the Marvel/Toy Biz Plan, in such merger, the Company's Secured Lenders are expected to receive in satisfaction of their claims: (i) cash proceeds of a new $250.0 term loan net of, among other things, amounts required to repay borrowings under the DIP Loan, and a 5-year, $170.0 note accruing interest at 11.5% per annum (payable at maturity) from Newco, (ii) 28% of the primary shares of Newco, and (iii) the economic interest in Fleer/SkyBox and Panini subject to certain limitations. Toy Biz stockholders will receive 72% of the primary shares of Newco. Pursuant to the Marvel/Toy Biz Plan, an amount of cash acceptable to Toy Biz and the Secured Lenders will be dedicated to the payment of general unsecured claims.

         In addition, pursuant to the Marvel/Toy Biz Plan, Marvel stockholders would receive two series of three-year warrants. The first series would entitle Marvel shareholders to acquire 7.5% of the common stock of Newco on a fully diluted basis with an exercise price based upon Marvel/Toy Biz having an enterprise value of $950.0. The second series would entitle Marvel shareholders to acquire an additional 5% of the common stock of Newco on a fully diluted basis with an exercise price based on Newco having an enterprise value of $1,100.0.

         Pursuant to the Marvel/Toy Biz Plan, Newco will obtain a loan facility (the "Loan Facility") in the amount of $250.0 on a term-loan basis and $75.0 on a revolving-credit basis, in each case having terms reasonably acceptable to the Secured Lenders. Pursuant to the Letter of Intent, if Newco is unable to obtain a term loan facility for such amount from a third-party lender as of the effective date of the Marvel/Toy Biz Plan, pursuant to the Marvel/Toy Biz Plan, the Secured Lenders will provide a senior secured term loan facility in the amount of $150.0, provided that the remainder of the Loan Facility is provided by a third party on terms reasonably acceptable to the Secured Lenders.

         Pursuant to the Marvel/Toy Biz Plan, the payment of the breakup fee is subject to the following conditions: (i) Toy Biz sends to Marvel and the Secured Lenders a copy of a firm financing commitment, subject only to the payment of a customary fee and otherwise in form and substance reasonably acceptable to the Secured Lenders, with respect to the Loan Facility described above; (ii) Toy Biz is otherwise willing and diligently proceeding to close, and (iii) Messrs. Isaac Perlmutter and Avi Arad have entered into a voting agreement, in form and substance reasonably acceptable to Marvel and the Secured Lenders, on or before the date on which Toy Biz must complete its due diligence, pursuant to which they agree to vote their shares of Toy Biz common stock in favor of the transactions contemplated under the Letter of Intent, and not in favor of any competing offers.

         There is no breakup fee in the context of a Newco Auction or the consummation of a competing plan. On May 7, 1997, the Bankruptcy Court approved, subject to certain conditions, the breakup fee.

         Pursuant to the Marvel/Toy Biz Plan, Marvel's Fleer/SkyBox and Panini businesses will also be marketed and may be sold in a separate auction.

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



         The Company has retained the Blackstone Group LLP, to act as financial advisor to the Company, including to assist the Company in identifying potential bidders and conducting the Newco Auction, the Marvel Auction and the auction of the businesses of Fleer and Panini.

         Consummation of the Marvel/Toy Biz Plan is subject to a number of conditions, including, among other things, approval by the Bankruptcy Court by August 15, 1997 and Toy Biz stockholders of the Marvel/Toy Biz Plan.

         On April 26, 1997, the Creditors Committee filed a plan of reorganization for the Debtor Companies and the Marvel Holding Companies (the "Creditors Committee Plan") and a disclosure statement for such plan with the Bankruptcy Court. The Creditors Committee Plan provides for a rights offering in which the holders of the notes issued by the Marvel Holding Companies and the public stockholders of Marvel would participate. The Icahn Group would backstop the rights offering for a fee. The proceeds of the rights offering would be used to repay the DIP Loan and unsecured creditors in full and purchase from the Icahn Group bank debt purchased by the Icahn Group at the cost of such purchase. The other holders of bank debt under the Company's Credit Agreements (as defined below) would receive the distribution of the stock of the Company's Fleer/SkyBox and Panini businesses in exchange for the cancellation of $385.0 of claims and a ten year promissory note for the remaining amount. The promissory notes would pay interest at either 10.5% when paid in cash or 13.5% when paid in additional promissory notes, the form of payment being at the election of the Company. The promissory notes would be secured by all of the Company's assets.

         There can be no assurance that the Marvel/Toy Biz Plan, the Creditors Committee Plan or any other plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. An event of a sale of the Company or parts thereof may necessitate a material write down of assets, including goodwill associated with the Company's businesses.


         As part of the chapter 11 process, the Debtor Companies have received a significant amount of proofs of claims. The Company is currently in the process of reviewing these claims and have found that a majority of these claims are without merit. Although the Company believes that reserves as of March 31, 1997 are adequate to cover the ultimate liability of these claims, there can be no assurances that these claims will not be settled for amounts in excess of these reserves.

         Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be subject to settlement, have been classified as obligations subject to Chapter 11 reorganization proceedings and include the following estimated amounts:

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  March 31,             December 31,
                                                    1997                    1996
                                              ---------------        --------------
Total accrued expenses  ....................  $    13.8               $    14.7
Additional Revolving Credit Facility .......       15.0                    15.0
                                              ---------               ---------
Total current liabilities ..................  $    28.8               $    29.7
                                              =========               =========

Debt:
  U.S. Term Loan Agreement .................  $   350.0               $   350.0
  Amended and Restated Credit Agreement ....      120.0                   120.0
  Additional Revolving Credit Facility .....       15.0                    15.0
                                              ---------               ---------
Total debt..................................      485.0                   485.0
Less current maturities ....................      (15.0)                  (15.0)
Other long-term liabilities.................        3.5                     3.5
                                              ---------               ---------
Total long-term liabilities ................  $   473.5               $   473.5
                                              =========               =========

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

ACCOUNTS RECEIVABLE, NET:

                                                  March 31,           December 31,
                                                    1997                  1996
                                              --------------         --------------
Accounts receivable......................... $    256.2               $   275.3
Less:  Allowances...........................      (40.5)                  (46.2)
                                              ---------               ---------
                                             $    215.7               $   229.1
                                              ==========              =========

INVENTORIES, NET:
Finished goods ............................. $     74.2               $    69.4
Work in process.............................       14.4                    16.3
Raw materials ..............................       21.3                    22.0
Less: Reserve for obsolescence .............      (31.7)                  (29.6)
                                              ---------               ---------
                                             $     78.2               $    78.1
                                              =========               =========
GOODWILL AND OTHER INTANGIBLES, NET:

Goodwill and other intangibles ............. $    378.7               $   374.3
Less:  Accumulated amortization ............      (69.4)                  (56.7)
                                              ---------               ---------
                                             $    309.3               $   317.6
                                              =========               =========

ACCRUED EXPENSES AND OTHER:
Royalties and incentives...................  $     23.7               $    23.0
Reserve for returns .......................        45.5                    51.2
Income taxes payable ......................        10.4                    10.9
Other .....................................       103.1                   104.3
Less amounts reclassified to liabilities
subject to settlement under reorganization
 (See Note 2) .............................       (13.8)                  (14.7)
                                              ---------               ---------
                                             $    168.9               $   174.7
                                              =========               =========

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


4. SHORT-TERM BORROWINGS AND DEBT

Short term borrowings consists of the following:

                                                  March 31,             December 31,
                                                    1997                  1996
                                              ------------------      --------------
Panini credit arrangements ...............     $    32.0                $    37.3
DIP Loan .................................          50.0                     10.0
Toy Biz Credit Facility ..................           5.0                       --
                                              ---------               -------------
Short term borrowings.....................     $    87.0                $    47.3
                                              ==========              =============



Debt consists of the following:

                                                  March 31,             December 31,
                                                    1997                  1996
                                              ------------------      --------------
U.S. Term Loan Agreement .................      $  350.0                 $  350.0
Amended and Restated Credit Agreement ....         120.0                    120.0
Additional Revolving Credit Facility .....          15.0                     15.0
Term Loan Agreement ......................
Other long term debt .....................         122.3                    139.3
Subtotal .................................          14.9                     16.3
                                              ---------               -------------
Less amount reclassified * ...............         622.2                    640.6
Less current maturities  .................        (485.0)                  (485.0)
Long-term debt ...........................          (9.7)                   (10.6)
                                              ---------               -------------
                                                $  127.5                 $  145.0
                                              ==========              =============

* Amounts as of March 31, 1997 have been reclassified to "Liabilities subject to settlement under reorganization" in accordance with bankruptcy reporting prescribed by Statement 90-7. See Note 2.

     Under credit arrangements for short-term borrowings arranged with a group of banks, Panini may borrow up to Italian Lire 58.3 billion as of March 31, 1997 (approximately $34.8 based on exchange rates at March 31, 1997) on such terms as Panini and the banks may mutually agree upon. These arrangements generally do not have termination dates but are reviewed annually for renewal. At March 31, 1997, the unused portion of the credit lines was Italian Lire 4.6 billion (approximately $2.8 based on exchange rates at March 31, 1997). The weighted average interest rate on short-term borrowings as of March 31, 1997 was 6.3%.

     At the time that the Debtor Companies commenced their reorganization cases, they anticipated that their financing needs would be satisfied through the DIP Loan. On January 24, 1997, the Bankruptcy Court entered an order (the "DIP Order") approving the DIP Loan. The DIP Loan is scheduled to mature on June 30, 1997. The Debtor Companies received approval from the Bankruptcy Court to pay, on time and in full, interest on the pre-petition debt of the Debtor Companies calculated at the applicable non-default rate or rates provided for pursuant to the Credit Agreements (as defined below).

         The liens securing the DIP Loan prime the liens securing the Credit Agreements (as defined below) and are secured by a lien on the Company's 26.6% equity interest in Toy Biz. Borrowings under the DIP Loan bear interest at a rate per annum equal to the one month Eurodollar Rate rounded upwards to the next 1/16 of 1% (as defined in the DIP Loan) , or Alternate Base Rate (as defined in the DIP Loan) plus the Applicable Margin of 2 1/2% with respect to Eurodollar Loans and 1 1/2% with respect with Alternate Base Rate loans. The interest rate on Alternate Base Rate Loans at March 31, 1997, was 10%. Interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, and interest on Alternate Base Rate Loans is payable monthly in arrears. At March 31, 1997, amounts available to borrow under this facility, net of amounts reserved under letters of credit, were $43.1.

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

         On April 24, 1997, the Indenture Trustee voted the shares of common stock of Marvel Holdings pledged to secure the Parent Holdings Notes to remove the directors of Marvel Holdings and replace them with Messrs. Carl Icahn, Vincent Intrieri and Robert Mitchell, designees of the Icahn Group. However, in light of the Restraining Order, the Company does not believe that the replacement of the directors of Marvel Holdings with designees of the Icahn Group is a change of control of the Company. A hearing on such appeal was heard on May 1, 1997, but the District Court has not yet rendered a decision. However, if the Holding Companies' Trustee were to among other things, vote the Pledged Stock to replace the Board of Directors of Marvel, such action would likely be a change of control of Marvel and therefore a default under, among other agreements, the DIP Loan.

         On December 20, 1996, the banks and financial institutions that were parties to the Credit Agreements entered into a Standstill Agreement and Amendment (the "Standstill Agreement") which grants the Company the right, for any outstanding loans under the Credit Agreements to remain as either Eurodollar or Eurocurrency Loans during the Standstill Period (as defined below). The Standstill Agreement also provides that the commitments under the Credit Agreements will not automatically terminate or be accelerated upon the commencement of the reorganization cases but rather will be suspended and reinstated upon confirmation of the Plan. Unless a payment default is continuing or certain other termination events are triggered, each lender under the Credit Agreements will agree not to exercise any remedies against any subsidiary of the Company which is not one of the Debtor Companies during the Standstill Period. Each lender under the Credit Agreements agreed not to transfer such Claim to any entity that does not agree to be bound by the Standstill Agreement or support the Plan. Pursuant to the Standstill Agreement, the lenders under the Credit Agreements will permit the loans outstanding thereunder to be outstanding as Eurodollar Loans (or the equivalent) during the Standstill Period provided that, in the event that the interest period for any such Eurodollar Loans is longer than one month, such interest period shall have a scheduled expiry on or prior to June 30, 1997. The Standstill Period is the period commencing on December 27, 1996 and ending on June 30, 1997 (or, sooner, if a Final Order is entered confirming the Plan prior to such date or a payment default occurs).

     The Company's indebtedness is principally represented by the outstanding balance under the U.S. Term Loan Agreement, as defined below, the Amended and Restated Credit Agreement effective August 30, 1994 between the Company, a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "Amended and Restated Credit Agreement"), and the outstanding balance of the Term Loan Agreement, as defined below. The Applicable Margin under the Amended and Restated Credit Agreement for Alternate Base Rate loans is 2% and for Eurodollar Rate loans is 3%. The interest rate on Eurodollar Rate Loans at March 31, 1997 was approximately 8 1/2% to 8 23/32% per annum, depending upon the length of the relevant interest period.

     In April 1995, the Company entered into a $350.0 term loan agreement with a syndicate of banks, the Co- Agents and The Chase Manhattan Bank, as administrative agent (the "U.S. Term Loan Agreement"). Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Eurodollar Rate Loans will, at the option of the Company, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 3% and (b) with respect to Alternate Base Rate loans, 2%. The interest rate on Eurodollar Rate Loans at March 31, 1997, was approximately 8.54% to 8 9/16% depending upon the length of the relevant interest period. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

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

         The Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans 3% and (b) with respect to Negotiated Rate Loans, 2%. The interest rate on Eurocurrency Rate Loans at March 31, 1997, was approximately 10 5/16%. Interest on Negotiated Rate Loans is payable quarterly in arrears and interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period.

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

         During March 1996, the Company entered into an additional $25.0 revolving credit facility which was subsequently reduced to $15.0. The additional revolving credit facility is pari passu with the loans extended by the banks pursuant to the Company's existing loan agreements (collectively with the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, the additional revolving credit facility and the Term Loan Agreement, the "Credit Agreements"). The additional revolving credit facility bears interest at a rate per annum equal to the Eurodollar Rate (as defined in the Term Loan Agreement), plus 2 3/4%, or the Alternate Base Rate (as defined in the Term Loan Agreement) plus 1 3/4%. The interest rate on the additional revolving credit facility at March 31, 1997 was 8.5%.

     The Credit Agreements are secured with substantially all of the Company's domestic assets, other than the Company's investment in common stock of Toy Biz, and all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first tier foreign subsidiaries.

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

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

5. RESTRUCTURING OF OPERATIONS

         In the fourth quarter of 1995, the Company recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, the Company terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $9.2 has been paid as of March 31, 1997. Additionally, approximately $6.7 of the restructuring charges relates to facility closure, of which $5.7 has been paid as of March 31, 1997, and $7.6 of the restructuring charges relates to other costs, of which $6.7 has been paid as of March 31, 1997. A substantial portion of the remaining amount of $3.4 as of March 31, 1997, which is included in accrued expenses and other, is scheduled to be paid in accordance with the terms of various agreements or are "liabilities subject to settlement under reorganization".

         In the fourth quarter of 1996, the Company recorded restructuring charges of $15.8 related primarily to the publishing and trading card operations; the closing of the comic book distribution subsidiary and the closing or sale of a certain confections facility. As part of the restructuring, the Company has terminated approximately 200 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $6.6 of termination benefits of which $1.7 has been paid as of March 31, 1997. The remaining approximate $9.2 of the restructuring charges relates to facility closure or sale of which $0.1 has been paid as of March 31, 1997 and $6.5 was used to write-down certain fixed assets. A substantial portion of the remaining amount of $7.5 as of March 31, 1997, which is included in accrued expenses and other, is scheduled to be paid in accordance with the terms of various agreements or are "liabilities subject to settlement under reorganization".

                       MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


6. FINANCIAL STATEMENTS OF ENTITIES OPERATING UNDER CHAPTER 11

The combined condensed balance sheet as of March 31, 1997 of the Debtor Companies is as follows (See Note 2):


ASSETS
Current assets:
     Cash ...............................         $  12.5
     Accounts receivable, net ...........            50.8
     Inventories, net ...................            22.4
     Income tax receivable ..............            11.8
     Prepaid expenses and other .........             5.5
                                              ---------------
          Total current assets ..........           103.0


Property, plant and equipment, net ......             9.1
Goodwill and other intangibles, net .....           190.8
Deferred charges and other ..............            26.1
Investments in and advances to
     subsidiaries, at cost ..............            58.3
                                              ---------------
          Total Assets ..................        $  387.3
                                              ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................        $   19.6
     Accrued expenses and other .........            89.9
     Short term borrowings ..............            50.0
     Liabilities subject to settlement
          under reorganization ..........            28.8
                                              ---------------
          Total current liabilities .....           188.3

Other long-term liabilities .............            10.5
Liabilities subject to settlement
     under reorganization ...............           473.5
                                              --------------
          Total Liabilities .............           672.3
                                              --------------
Stockholders' deficit:
     Additional paid-in capital .........            94.1
     Accumulated deficit ................          (378.1)
     Cumulative translation adjustment ..            (1.0)
                                              ---------------

          Total Stockholders' Deficit ...          (285.0)
                                              ---------------
          Total Liabilities and
            Stockholders' Deficit .......         $ 387.3
                                              ===============

                       MARVEL ENTERTAINMENT GROUP, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


The combined condensed statement of operations for the three months ended March 31, 1997 of the Debtor Companies is as follows:


Net revenues .............................            $ 53.2
Cost of sales ............................              38.0
Selling, general & administrative expenses              25.1
Depreciation and amortization ............               0.5
Amortization of goodwill, intangibles
  and deferred charges ...................               3.4
Interest expense, net ....................              11.4
Equity in net loss of unconsolidated
     subsidiaries and other, net .........               0.9
                                              ---------------
Loss before reorganization items and
     provision for income taxes ..........             (24.3)
Reorganization items .....................               3.4
                                              ---------------
Loss before provision for income
     taxes ...............................             (27.7)
Provision for income taxes ...............               0.1
                                              ---------------
Net loss .................................          $  (27.8)
                                              ===============

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


GENERAL

         The Company is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on fictional action adventure characters owned by the Company (the "Marvel Characters"), licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. The Company also licenses the Marvel Characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions. The Company's products include comic book and other children's publications, sports and entertainment trading cards, activity stickers, toys, adhesive paper and confectionery products.

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

         Similarly, there has been a significant contraction in the sports trading card market related in part to lower speculative purchases. In addition, as a result of the baseball, hockey and basketball labor situations in 1994 and 1995, fan interest declined which adversely affected sports trading card sales and increased returns for those periods. The level of fan interest, although showing some signs of improvement during 1996, has not returned to the levels experienced prior to the labor situations in professional sports. The Company believes that these factors have negatively affected the sports trading card business, causing the Company to experience lower sales, higher returns and higher inventory obsolescence. The level of demand for entertainment trading cards is dependent on, among other factors, the commercial success and media exposure of the Marvel Characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994 and 1995, the sale of entertainment cards based on the Marvel Characters and third party licensed characters substantially offset the decline in sports trading cards. However, since 1995, the Company's sales of entertainment trading cards have been adversely affected by lack of commercial success of properties licensed from third parties as well as the lower demand for trading cards based on comic book characters. The result of the minimum royalty and advertising contractual commitments to licensors coupled with declines in the Company's trading card net revenues have significantly and adversely affected the profit margins of the trading card business and the Company anticipates a continued significant adverse effect on profit margins due to the current contractual commitments. In response, the Company has undertaken several strategic actions to increase sales in the face of the contraction in the sports trading card and entertainment card businesses. However, to date these actions have not been sufficient to overcome the overall market decline in the sales of sports trading cards and entertainment cards.

         The Company experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Credit Agreements (as defined below, see Note 4 of "Notes to Condensed Consolidated Financial Statements") beginning in the Fall of 1996. The Company commenced discussions in the Fall of 1996 with Andrews Group, its indirect parent, regarding an equity infusion in order to provide for the Company's cash requirements and with The Chase Manhattan Bank, agent bank for the Credit Agreements, regarding a restructuring of the Credit Agreements.

     On December 27, 1996, Marvel along with certain of its operating and inactive subsidiaries, Fleer; SkyBox; Marvel Characters, Inc.; Heroes World Distribution, Inc.; The Asher Candy Company; Malibu; Frank H. Fleer Corp. and Marvel Direct Marketing Inc. filed petitions for relief and a plan of reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Panini, Marvel Restaurants (a general partner in the joint venture developing the Marvel Mania restaurants) and Toy Biz, all of which are active, as well as certain subsidiaries did not file petitions under the Bankruptcy Code.

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100.0 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. The DIP Loan matures on June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 4 of "Notes to Condensed Consolidated Financial Statements".

         On May 7, 1997, the Company and Toy Biz filed the Marvel/Toy Biz Plan for the Debtor Companies. The Marvel/Toy Biz Plan contemplates that there will be the Newco Auction and, as an alternative, the Marvel Auction. If no offers satisfying the minimum conditions for the Newco Auction or Marvel Auction are received, or if no transaction based on an offer satisfying such minimum conditions closes, then pursuant to the Marvel/Toy Biz Plan, the Company's publishing and licensing businesses and Toy Biz would combine to form Newco. Pursuant to the Marvel/Toy Biz Plan, Marvel's Fleer/SkyBox and Panini businesses will also be marketed and may be sold in a separate auction. See
Note 2 of Notes to Condensed Consolidated Financial Statements.

         On April 26, 1997, the Creditors Committee filed the Creditors Committee Plan for the Debtor Companies and the Marvel Holding Companies and a disclosure statement for such plan with the Bankruptcy Court. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         There can be no assurance that the Marvel/Toy Biz Plan, the Creditors Committee Plan or any other plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy. From December 27, 1996 through May 5, 1997 these amounts approximated $9.3 million.

         The Company believes that since, and in part as a result of, the commencement of the Company's chapter 11 proceedings, the Company has continued to experience greater than expected weakness in certain businesses due to, among other things, certain mass merchandisers maintaining lower than expected levels of inventory of the Company's products and lower licensing revenues. The Company believes that these lower inventory levels and licensing revenues relate to customers' concerns as to the impact of the bankruptcy of the Debtor Companies on the future of the Company's brands. There can be no assurance that upon consummation of a plan of reorganization that there will be improvement in any of such businesses

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

         The Company's net revenues were $156.7 million and $189.6 million in 1997 and 1996, respectively, a decrease of $32.9 million or 17.4%. This reflects a decrease of $28.2 million in net trading card and sticker revenues, a decrease of $4.0 million in toy revenues, a decrease of $2.5 million in licensing revenues and a decrease of $1.2 million in net publishing revenues, partially offset by a $3.0 million increase in other revenues.

     The decrease in trading card net revenues was primarily due to greater than expected weakness due to, among other things, certain mass merchandisers maintaining lower than expected levels of inventory in part resulting from concerns arising out of the Company's chapter 11 proceedings and the continuing general decline in the demand for trading cards. In addition, entertainment card net revenues decreased due to lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in the 1997 period as compared to the 1996 period, as well as lower sales of cards based on the Marvel Characters due in part to market conditions in the comic book specialty store market. The decrease in net revenues of stickers was primarily due to certain actions taken to minimize returns. In addition, the Company experienced lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties as a result of lower commercial success of such properties in the 1997 period as compared to the 1996 period.

         The decrease in toy revenues was principally due to lower domestic sales resulting from retailers concerns arising out of the Company's chapter 11 proceedings. Licensing revenues decreased in the 1997 period as compared to the 1996 period primarily as a result of the difficulty of the Company in entering into licensing arrangements due to licensees concerns arising out of the Company's chapter 11 proceedings, and in part to an insufficient amount of new media exposure of the Company's characters. Pursuant to the agreement between Fox Kid's Worldwide ("FKW") and the Company, the Company expects to have a new animation series based on the SILVER SURFER on the Fox Children's Network ("FCN") in the 1997-1998 broadcast season. Licensing revenues will vary from period to period depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Marvel Characters. The decrease in net publishing revenues was due to the impact on the Company of the continuing decline in the overall comic book market. The improvement in other revenues was due to increased sales of confectionery products by Fleer and adhesive paper by Panini.

         Gross profit was $52.2 million and $75.7 million in the 1997 and 1996 periods, respectively, a decrease of $23.5 million. As a percentage of net revenues, gross profit was 33.3% in the 1997 period as compared to 39.9% in the 1996 period. The decrease in gross profit as a percentage of net revenues was due primarily to the effect of lower trading card net revenues without a corresponding decrease in royalty expense given minimum payment obligations for trading cards, the effect of lower licensing revenues and an unfavorable product mix for trading cards and toys as compared to the 1996 period.

         Selling, General & Administrative ("SG&A") expenses were $48.5 million and $52.3 million in the 1997 and 1996 periods, respectively. The decrease of $3.8 million was mainly attributable to the decrease in advertising, promotion and selling expenses of the Company and a general reduction in overhead expenses associated with the restructuring of the comic book publishing and distribution, trading card and confectionery operations. As a percentage of net revenues, SG&A was 31.0% in the 1997 period as compared to 27.6% in the 1996 period. The increase in SG&A as a percentage of net revenues was due primarily to lower revenues without a corresponding reduction in SG&A.

         Depreciation and amortization was $4.8 million and $4.4 million in the 1997 and 1996 periods, respectively. The increase of $.4 million was primarily due to higher expense primarily resulting from an increased investment to support Toy Biz's expanded product line and higher depreciation expense related to fixed assets of Panini, partially offset by a reduction in depreciation expense of certain fixed assets of the Company's comic book direct market distribution subsidiary in the 1997 period compared to the 1996 period as a result of the closure of such facility. As part of such closure these fixed assets were written off in late 1996 as part of restructuring.

         Amortization of goodwill, intangibles and deferred charges was $4.3 million and $5.5 million in the 1997 and 1996 periods, respectively. The decrease of $1.2 million mainly reflects lower expense in the 1997 period due to the write-down of goodwill and other intangibles in the fourth quarter of 1996. This write-down related to asset impairment which was primarily due to the significant and long-term changes in industry conditions in trading cards and publishing.

         Interest expense, net was $15.6 million and $13.7 million in the 1997 and 1996 periods, respectively. The increase in interest expense of $1.9 million primarily reflects the interest expense on borrowings under the DIP Loan in 1997, increased borrowings under the Credit Agreements and Panini's short term lines of credit compared to the 1996 period and higher average borrowing rates.

         Total bankruptcy reorganization items of $3.4 million for the 1997 period includes professional charges and other costs typical to those incurred by entities in bankruptcy.

        Provision for income taxes was $3.8 million and $1.7 million in the 1997 and 1996 periods, respectively. In 1997, the tax provision primarily represents foreign taxes on income from Panini's operations, taxes on income from Toy Biz's operations and certain state and local taxes. In 1996, the tax provision primarily represented foreign taxes on income from Panini's operations and taxes on income from Toy Biz's operations, offset by a benefit from remaining operations.

          Minority interest in earnings of Toy Biz was $.4 million and $2.0 million in the 1997 and 1996 periods, respectively. The decrease in minority interest was primarily due to lower net income of Toy Biz partially offset by Marvel's reduced ownership percentage.

LIQUIDITY AND CAPITAL RESOURCES

         On December 27, 1996 in connection with the filing of their petitions in the Bankruptcy Court, the Debtor Companies received approval to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved the $100 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. The DIP Loan matures on June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 4 of "Notes to Condensed Consolidated Financial Statements".

         At May 5, 1997, the Company's outstanding bank indebtedness was approximately $719.5 million, of which $69.4 million relates to borrowings under the DIP Loan (including approximately $6.9 million drawn under letters of credit), $604.7 million relates to borrowings under the Credit Agreements, approximately Italian Lire 25 billion (approximately $14.6 million based on exchange rates at May 5, 1997) relates to borrowings for Panini's Adespan adhesives facility and approximately Italian Lire 52.8 billion (approximately $30.8 million based on exchange rates at May 5, 1997) relates to borrowings under Panini's short term lines of credit. Panini had less than Italian Lire
0.1 billion (less than $100,000 based on exchange rates at May 5, 1997) available under its foreign credit facilities at May 5, 1997. In addition, there was approximately $24.5 million (net of letters of credit outstanding) available under the Toy Biz credit agreement at May 5, 1997.

     The Credit Agreements and DIP Loan provide that it is an event of default if there is a change of control of Marvel. On May 14, 1997, the District Court overturned the Restraining Order, but stayed the effectiveness of its ruling for 10 days. If by the end of such 10 day period the Company is unable to obtain an injunction or stay against actions to change the Board of Directors of the Company, there will likely be a change of control of the Company. See Notes 2 of "Notes to Condensed Consolidated Financial Statements." Toy Biz's credit agreement provides it is an event of default if Marvel does not control Toy Biz, although Toy Biz believes that upon any such default it will be able to obtain an amendment or waiver of such event of default or refinance such indebtedness. There can be no assurance as to the terms and conditions of such amendment or refinancing.

     Although there can be no assurance, the Company believes that borrowings under the DIP Loan and internally generated funds will be sufficient through the date of maturity of the DIP Loan to enable the Debtor Companies to meet their consolidated cash requirements, including debt service. The DIP Loan matures June 30, 1997 at which time the Company expects it will have borrowed the full amount available under the DIP Loan. The DIP Loan is subject to a number of events of default and conditions of borrowing. The Company will need to extend the maturity of the DIP Loan and increase the amount available for borrowing under the DIP Loan in order to meet its consolidated cash requirements until the consummation of a plan of reorganization. There can be no assurance that any such extension and increase in the amount available for borrowing can be obtained. In the event borrowings under the DIP Loan become due either upon maturity or an event of default, prior to a plan of reorganization being confirmed under the Bankruptcy Code and consummated, or in the event that the maturity of the DIP Loan is not extended and the amount available for borrowing under the DIP Loan is not increased, then the Debtor Companies will have to seek one or more alternatives to provide for its cash requirements (including the repayment of borrowings under the DIP Loan), including seeking alternative debtor-in-possession financing and/or sales of assets and/or sales of one or more of the Company's businesses. Although there can be no assurance, the Company believes that Panini should be able to meet its cash requirements, including for debt service and repayment for the next six months, from permissible advances by Marvel of borrowings under the DIP Loan, local borrowings and internally generated funds. In the event advances under the DIP Loan are not available to Panini, Panini may be required to seek one or more alternatives to provide for its cash requirements, including seeking additional lines of credit or borrowings or sales of assets. There can be no assurance that Panini will be able to obtain such lines of credit or consummate any such asset sales on satisfactory terms. The Company anticipates that internally generated funds of Toy Biz and borrowings under Toy Biz's credit agreement will be sufficient to enable Toy Biz to meet its cash requirements, including debt service, for the next six months. See Notes 2 and 4 of "Notes to Condensed Consolidated Financial Statements".

         As chapter 11 debtors, the Debtor Companies may (subject, in certain circumstances, to Bankruptcy Court approval), sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. The amounts reported in the condensed consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might result as a consequence of any such actions or consummation of the Marvel/Toy Biz Plan or the Creditors Committee Plan. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. In that event, it is possible that the carrying value of certain assets would not be realized and additional liabilities and claims would be asserted which are not presently reflected in the condensed consolidated financial statements and which are not presently determinable. The effect of any such assertion or non-realization could be material.

         Net cash used in operating activities was $23.9 million and $22.3 million for the three months ended March 31, 1997 and 1996, respectively. The use of funds in the 1997 period was principally due to the loss from operations and a decrease in working capital. Cash shown on the Condensed Consolidated Balance Sheet at March 31, 1997 of $21.7 million, includes $5.2 million of Toy Biz cash.

         Cash used in investing activities was $12.6 million and $12.8 million for the three months ended March 31, 1997 and 1996, respectively. The primary use of these funds in the 1997 period was for capital expenditures for tooling and molds and capitalized product development costs related to Toy Biz and capital expenditures of Panini.

         Cash provided by financing activities was $35.3 million in 1997 was primarily due to borrowings under the DIP Loan, and for 1996 cash provided by financing activities was $11.4 million, primarily due to net borrowings of debt.

         On April 24, 1997, the Indenture Trustee voted the shares of common stock of Marvel Holdings pledged to secure the Parent Holdings Notes to remove the directors of Marvel Holdings and replace them with Messrs. Carl Icahn, Vincent Intrieri and Robert Mitchell. As a result, Mafco no longer beneficially owns the approximately 50.03% of the Common Stock of Marvel owned by Marvel Holdings, and Marvel is no longer consolidated for federal income tax purposes with Mafco. As a result of such tax deconsolidation, the Company will retain an allocated portion of NOL's carryforwards of the Mafco affiliated group. Such allocation is not yet determinable. Such NOL's may be limited under federal income tax laws in the event of a change of control of the Company, including as a result of the consummation of a plan of reorganization.

         The Company expects to incur approximately $1.0 million in net production costs for the INCREDIBLE HULK animated series being produced for the 1997-1998 broadcast year. In addition, with respect to the Company's agreement with FKW, the Company will be required to reimburse FKW a portion of its production costs. One-half of such amounts are expected to be reimbursed to the Company by Toy Biz pursuant to the understanding with respect to Marvel Studios.

     The Company, along with its joint venture partner, is continuing development of Marvel theme restaurants. The first restaurant to open is in Los Angeles, which is under construction and is projected to open in the second half of 1997. The Company has posted a reducing standby letter of credit currently in the amount of approximately $5.2 million to fund development costs associated with the restaurant being constructed in Los Angeles.

         Toy Biz has authorized the repurchase of up to three million shares of Class A Common Stock. The repurchase program requires the consent of Marvel Characters, Inc., a wholly owned subsidiary of Marvel, which has announced that it will seek approval of the bankruptcy court for such consent. Such stock repurchase also requires approval under Toy Biz's credit agreement. The Company has not commenced the repurchase program pending the outcome of the Marvel/Toy Biz Plan.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which established new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

                          FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q for the quarter ended March 31, 1997 such as "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future financial performance. In addition to factors that may be described in the Company's Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the ability of the Debtor Companies to successfully reorganize in bankruptcy and the timing and outcome of such bankruptcy proceedings, (ii) the ability of the Debtor Companies to continue to draw on the DIP Loan and to obtain additional DIP Loan financing subsequent to the maturity of the DIP Loan on June 30, 1997 or in the event of an earlier termination of the DIP Loan, (iii) continued weakness in the comic book market which cannot be overcome by the Company's new editorial and production initiatives in comic publishing; (iv) continued general weakness in the trading card market; (v) the failure of fan interest in baseball to return to traditional levels that existed prior to the 1994 baseball strike thereby negatively affecting the Company's baseball card business; (vi) the effectiveness of the Company's changes to its trading card and publishing distribution; (vii) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues based on such characters; (viii) the lack of continued commercial success of properties owned by major licensors which have granted the Company licenses for its sports and entertainment trading card and sticker businesses; (ix) unanticipated costs or delays in completing projects associated with the Company's new ventures including media, interactive software and on-line services and theme restaurants; (x) consumer acceptance of new product introductions, including those for toys; and (xi) imposition of tariffs or import quotas on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China.

                                   PART II.
                              OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

         The Company is a party to various legal proceedings described in previous filings. During the quarter ended March 31, 1997 there were no material developments in any of such proceedings not previously disclosed. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that all legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (A)      Exhibits

               2.1      Joint Plan of Reorganization dated May 15, 1997.

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


                                         MARVEL ENTERTAINMENT GROUP, INC.
                                                  (Registrant)





                                           By: /s/ August J. Liguori
                                           -------------------------------
Dated:  May 15, 1997                            August J. Liguori
                                                Vice President, Finance
                                                Principal Accounting Officer