Form 10-Q
period 1997-06-30
MARVEL ENTERTAINMENT GROUP INC
filed 1997-08-19
CIK 874808

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-10779


                       MARVEL ENTERTAINMENT GROUP, INC.
                            (DEBTOR-IN-POSSESSION)

-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                        94-3024816

-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



387 PARK AVENUE SOUTH, NEW YORK, NY                                 10016

-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 212-696-0808

-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of July 31, 1997, there were 101,809,657 shares of the registrant's common stock, par value $.01 per share, outstanding.

                       MARVEL ENTERTAINMENT GROUP, INC.
                            (DEBTOR-IN-POSSESSION)
            INDEX TO CONTENTS OF THE SECOND QUARTER 1997 FORM 10-Q



                                                                                                               Page
Condensed Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996-----------------------3



Condensed Consolidated Statements of Operations for the six months and three months ended June 30, 1997 and 1996 (unaudited)--------------------------------------------------------------------------4



Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)----------------------------------------------------------------------------------------------5



Notes to Condensed Consolidated Financial Statements--------------------------------------------------------------6



Management's Discussion and Analysis of Financial Condition and Results of Operations----------------------------20



Other Information------------------------------------------------------------------------------------------------28



Signatures-------------------------------------------------------------------------------------------------------29

                               MARVEL ENTERTAINMENT GROUP, INC.
                               (DEBTOR-IN-POSSESSION)
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN MILLIONS)
                                     (UNAUDITED)

                                                                  June 30,   December 31,
                                                                   1997         1996
                                                               -----------   ----------
ASSETS
Current assets:
   Cash................................................             $ 25.3       $ 25.1
   Accounts receivable, net............................              185.5        229.1
   Inventories, net....................................               79.7         78.1
   Deferred income taxes...............................                6.2          6.2
   Income tax receivable...............................               10.9         11.8
   Prepaid expenses and other..........................               52.4         49.2
                                                               -----------   ----------

      Total current assets.............................              360.0        399.5

Property, plant and equipment, net.....................               79.5         79.5
Goodwill and other intangibles, net....................              304.8        317.6
Deferred charges and other.............................               44.0         47.4
                                                               -----------   ----------

      Total  Assets....................................             $788.3       $844.0
                                                               ===========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable....................................             $ 85.4       $ 98.5
   Accrued expenses and other..........................              132.5        174.7
   Short term borrowings...............................              140.4         47.3
   Current portion of long-term debt...................              121.6         10.6
   Liabilities subject to settlement under reorganization             28.7         29.7
                                                               -----------   ----------

     Total current liabilities.........................              508.6        360.8

Long-term debt.........................................               14.8        145.0
Other long-term liabilities............................               20.3         20.4
Liabilities subject to settlement under reorganization.              473.5        473.5
                                                               -----------   ----------

     Total Liabilities.................................            1,017.2        999.7

Minority interest in Toy Biz...........................               97.2        100.6
                                                               -----------   ----------

Stockholders' deficit:
   Common Stock........................................                1.0          1.0
   Additional paid-in capital..........................               93.1         93.1
   Accumulated deficit ................................             (420.0)      (350.3)
   Cumulative translation adjustment ..................               (0.2)        (0.1)
                                                               -----------   ----------

     Total Stockholders' Deficit.......................             (326.1)      (256.3)
                                                               -----------   ----------

     Total Liabilities and Stockholders' Deficit.......             $788.3       $844.0
                                                               ===========   ==========


   The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  For the             For the
                                                             Three Months Ended   Six Months Ended
                                                                  June 30,            June 30,
                                                             -------------------  ------------------
                                                               1997      1996      1997      1996
                                                             --------- ---------  --------  --------

Net revenues...........................................        $ 129.6  $  182.2  $  286.3  $  371.8

Cost of sales..........................................            96.4    115.4     200.9     229.3

Selling, general & administrative expenses.............            51.5     55.6     100.0     107.9

Depreciation and amortization..........................             7.7      4.9      12.5       9.3

Amortization of goodwill, intangibles and deferred charges          4.1      5.5       8.4      11.0

Interest expense, net (contractual interest for the three
and six months ended June 30, 1997 was $16.9 and $32.5
respectively)..........................................            13.2     13.8      28.8      27.5

Foreign exchange loss/(gain), net......................            (0.8)     0.9      (1.5)      1.5

Equity in net (loss) income of unconsolidated subsidiaries
and other, net.........................................            (5.3)     0.4      (5.2)      0.5
                                                              --------- ---------  --------  --------

Loss before reorganization items, benefit for income taxes,
  and minority interest................................           (47.8)   (13.5)    (68.0)    (14.2)

Reorganization items...................................             2.6       -        6.0        -
                                                             --------- ---------  --------  --------

Loss before benefit for income taxes and
  minority interest....................................           (50.4)    (13.5)    (74.0)    (14.2)

Benefit for income taxes...............................            (4.6)     (5.4)     (0.8)     (3.7)
                                                              --------- ---------  --------  --------

Loss before minority interest..........................           (45.8)     (8.1)    (73.2)    (10.5)

Minority interest in (loss) earnings of Toy Biz........            (3.9)      2.9      (3.5)      4.9
                                                              --------- ---------  --------  --------

Net loss...............................................        $  (41.9) $  (11.0)  $ (69.7)  $ (15.4)
                                                              ========= =========  ========  ========

Loss per share.........................................        $   (.41) $   (.11)  $  (.68)  $  (.15)
                                                              ========= =========  ========  ========

Common shares outstanding (in millions)................           101.8     101.8     101.8     101.8
                                                              ========= =========  ========  ========



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

                               MARVEL ENTERTAINMENT GROUP, INC.
                                    (DEBTOR-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN MILLIONS)
                                          (UNAUDITED)

                                                                             For the
                                                                        Six Months Ended
                                                                            June 30,
                                                                     ------------------------
                                                                       1997          1996
                                                                     ----------    ----------
   Cash flows from operating activities:
   Net loss...................................................        $   (69.7)    $   (15.4)
                                                                     ----------    ----------
    Adjustments to reconcile net loss to net cash
    used in operating activities:

      Depreciation and amortization ..........................             20.9          20.3
      Provision for deferred income taxes ....................              -             1.6
      Undistributed loss (earnings) of unconsolidated entities
     (primarily restaurants)..................................              5.2          (0.5)
      Minority interest in earnings of Toy Biz................             (3.5)          4.9
      Changes in assets and liabilities:
        Decrease in accounts receivable, net..................             43.3          24.6
        Increase in inventories...............................             (1.3)        (12.3)
        Increase in other assets..............................             (8.4)         (3.7)
        Decrease in accounts payable .........................             (7.5)        (14.6)
        Decrease in accrued expenses and other................            (41.0)        (45.3)
                                                                     ----------    ----------
   Total adjustments..........................................              7.7         (25.0)
                                                                     ----------    ----------

        Net cash used in operating activities.................            (62.0)        (40.4)
                                                                     ----------    ----------

   Cash flows from investing activities:
     Capital expenditures (including product development and
     package design costs)....................................            (14.3)        (21.3)
     Other Acquisition, net of cash and cash equivalents acquired          (3.9)           -
     Other investing activities...............................             (7.1)         (0.2)
                                                                     ----------    ----------

        Net cash used in investing activities.................            (25.3)        (21.5)
                                                                     ----------    ----------

   Cash flows from financing activities:
     Net (repayments) borrowings under Credit Agreements......             (5.1)         29.9
     Net borrowings under Toy Biz credit facility.............             12.0            -
     Net borrowings under DIP Loan............................             84.2            -
     Net (repayments) borrowings under other debt.............             (1.7)          0.7
     Proceeds from exercise of stock options..................               -            0.5
     Other financing activities...............................              0.1          (1.0)
                                                                      ----------    ----------
        Net cash provided by financing activities.............             89.5          30.1
                                                                     ----------    ----------

   Effect of exchange rate changes on cash ...................             (2.0)          0.9
                                                                     ----------    ----------

   Net increase (decrease) in cash ...........................              0.2         (30.9)

   Cash, at beginning of period...............................             25.1          53.6
                                                                     ----------    ----------
   Cash, at end of period.....................................            $25.3        $ 22.7
                                                                     ==========    ==========

   Supplemental disclosures of cash flow information:
        Interest paid during the period.......................            $32.5        $ 29.9
        Income taxes paid, net of refunds, during the period..            $ 0.8         $ 7.9


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

         The Company continues to consolidate the results of operations and financial position of Toy Biz, Inc. ("Toy Biz") in its financial statements for the period ended June 30, 1997. The Company's controlling interest in Toy Biz, however, is the subject of a dispute described more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Company, Toy Biz and various other interested parties have reached an agreement in principle, by which Toy Biz will become a wholly-owned subsidiary of the Company as reorganized (see Note 5).

2.       CHAPTER 11 REORGANIZATION

         Marvel Holdings, Inc. ("Holdings"), is the owner of 50.03% of the issued and outstanding shares of common stock of Marvel. Holdings is a wholly-owned subsidiary of Marvel (Parent) Holdings, Inc. ("Marvel Parent") which, in turn is a wholly-owned subsidiary of Marvel III Holdings, Inc. ("Marvel III", and collectively with Holdings and Marvel Parent, the "Holding Companies"). In 1993, Holdings issued, pursuant to an indenture (the "Holdings Indenture"), approximately $517.4 principal amount at maturity of Senior Secured Discount Notes due in 1998 (the "Holdings Notes") secured by, among other things, 48 million shares (as adjusted to reflect a subsequent stock split) of Marvel common stock. In 1993, Marvel Parent issued, pursuant to an indenture (the "Parent Indenture"), approximately $251.7 principal amount at maturity of Senior Secured Discount Notes due 1998 (the "Parent Notes") secured by, among other things, 100% of the shares of common stock of Holdings (the "Holdings Stock") and 20 million shares (as adjusted to reflect a subsequent stock split) of Marvel common stock. In 1994, Marvel III issued, pursuant to an indenture (the "Marvel III Indenture"), $125.0 principal amount of 9-1/8% Senior Secured Notes due 1998 (the "Marvel III Notes") secured by, among other things, 100% of the shares of common stock of Marvel Parent (the "Parent Stock") and 9,302,326 shares of Marvel common stock.

         On December 27, 1996, Marvel along with eight of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"), SkyBox International, Inc. ("SkyBox"), Marvel Characters, Inc., Heroes World Distribution, Inc. ("Heroes World"), The Asher Candy Company, Malibu Comics Entertainment, Inc. ("Malibu"), Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (along with Marvel, the "Debtor Companies") filed petitions for relief and a plan of reorganization under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Panini S.p.A. ("Panini"), Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the joint venture developing the Marvel Mania restaurants) and Toy Biz, all of which are active, as well as certain other subsidiaries did not file petitions under the Bankruptcy Code.

          On December 27, 1996, Marvel filed a Plan of Reorganization (as amended, the "Initial Plan") which contemplated that pursuant to the Stock Purchase Agreement dated December 26, 1996, between Andrews Group Incorporated ("Andrews") and Marvel, Andrews, or an affiliate thereof, would acquire from Marvel, a number of shares of common stock (or its equivalent) that would represent 80.1% of the shares of reorganized Marvel after giving effect to such acquisition, in consideration for $365 in cash or, at the option of Andrews, shares of class A

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


common stock, par value $.01 per share of Toy Biz (the "Class A common stock") or a combination of the foregoing (the "Andrews Investment"). The Initial Plan contemplated that in connection with the Andrews Investment, the Company would acquire the Class A common stock not owned by Marvel, Andrews or their affiliates pursuant to a Merger Agreement between Andrews and Toy Biz and a Stock Purchase Agreement with the two other principal stockholders of Toy Biz. The Initial Plan also contemplated a new $160 credit facility for Toy Biz to be used for working capital purposes of the Company, including Toy Biz, and to fund the Company's strategic initiatives. As of June 30, 1997, the Company owned 7,394,000 shares of class B common stock of Toy Biz (the "Class B common stock"), representing 26.6% of the equity of Toy Biz, and 78.4% of the voting power relating to Toy Biz. The Initial Plan has since been withdrawn as described below.

         As part of the first day orders, the Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 debtor-in-possession financing facility (the "DIP Loan"), which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. As of June 30, 1997, the current outstanding debt under this facility was $94.2. The DIP Loan matured on June 30, 1997 and no repayment has occurred. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 4.

         On December 27, 1996, the Holding Companies filed voluntary petitions for relief under the Bankruptcy Code with the Bankruptcy Court. The chapter 11 cases commenced by the Holding Companies have not been procedurally consolidated and are not jointly administered with the Debtor Companies' chapter 11 cases (the "Holding Cases").

         On January 9, 1997, the United States Trustee appointed an Official Bondholders Committee (the "Bondholders Committee") to represent the interests of all holders (collectively the "Noteholders") of the Holdings Notes, the Parent Notes and the Marvel III Notes (collectively, the "Notes"). The members of the Bondholders Committee, is currently composed of: High River Limited Partnership ("High River"), Westgate International, L.P. ("Westgate"), Schultz Investments, WHERCO, Inc., M3, LLC and United Equities Commodities Company.

         The commencement of the Chapter 11 cases by the Holding Companies was an event of default under each of the Holdings Indenture, the Parent Indenture, and the Marvel III Indenture (collectively, the "Indentures"). After its formation on January 13, 1997, the Bondholders Committee filed a motion (the "Lift Stay Motion") with the Bankruptcy Court seeking an order lifting the automatic stay in the Holding Cases and, thus, permitting the trustee under the Indentures (the "Trustee") to vote and to foreclose upon shares of stock pledged to secure repayment of the Notes, including (i) 100% of the Holdings Stock, (ii) 100% of the Parent Stock and (iii) approximately 78.8% of the Marvel common stock (collectively, the "Pledged Stock"). On January 13, 1997 The Bank of New York, then trustee under the Indentures, joined in the Lift Stay Motion, and on January 30, 1997, LaSalle National Bank (after its appointment as successor trustee) also joined the Lift Stay Motion. On February 26, 1997, the Bankruptcy Court entered an order granting the Lift Stay Motion and permitting the Bondholders Committee and the Trustee, on behalf of the Noteholders, to vote and to foreclose upon the Pledged Stock (the "Lift Stay Order"). On February 27, 1997, the Company and the Holding Companies filed a notice of appeal with respect to such order.

         On February 12, 1997, the United States Trustee appointed a committee of equity security holders of the Debtor Companies under section 1102(a)(1) of the Bankruptcy Code (the "Equity Committee"). The Equity Committee presently consists of: Barclay's Global Investors, Marty Solomon, Robert A. Della Camera, Peter E. Kelly, Jr., Gladys V. Veidemanis and Ronald Cantor.

         On March 7, 1997, Andrews exercised its right to terminate the Stock Purchase Agreement with the Company. On the same date, Andrews informed Toy Biz and the two principal stockholders of Toy Biz (other than the Company) that, as a result of the termination of the Andrews Investment, a condition to closing under the

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


Merger Agreement with Toy Biz and the Stock Purchase Agreement would not be satisfied, that Andrews Group did not intend to waive the satisfaction of such condition and therefore the transaction contemplated by such agreements would not be consummated. As a consequence of the termination of the Stock Purchase Agreement, the Initial Plan was withdrawn.

         On March 19, 1997, the Bondholders Committee notified the Company that on March 25, 1997 it would cause the Trustee to vote the Pledged Stock to replace the Board of Directors of Marvel. On March 24, 1997, at the request of Marvel and its bank lenders (the "Bank Lenders"), the Bankruptcy Court issued a restraining order (the "Stay Order") enjoining the Bondholders Committee and the Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of Marvel without first seeking and obtaining relief from the automatic stay imposed under the Bankruptcy Code in the Chapter 11 cases of the Debtor Companies (the "Marvel Cases"). The Stay Order, however, did not prevent the holders of Parent Notes from exercising voting power over Holdings Stock for the purpose of removing and replacing the Board of Directors of Holdings.

         On April 24, 1997, the Trustee, at the direction of the holder of a majority of the Parent Notes, removed the members of the Board of Directors of Holdings and appointed Carl C. Icahn, Vincent J. Intrieri and Robert J. Mitchell to the Holdings Board. As a result, Marvel is no longer consolidated for federal income tax purposes with Mafco Holdings, Inc. ("Mafco"). As a result of such tax deconsolidation, the Company will retain an allocated portion, if any, of net operating loss carryforwards ("NOLs") of the Mafco affiliated group. Such allocation is not yet determinable. Such NOLs will be limited under federal income tax laws since a change of control (as defined in the internal revenue code) of the Company has occurred. Further limitation could result if a plan of reorganization is consummated.

         Between March 24, 1997 and June 20, 1997 Marvel and the Bank Lenders requested action by the Bankruptcy Court and the United States District Court for the District of Delaware (the "District Court") seeking, among other things, to prevent the Noteholders and Holdings from exercising voting authority with respect to the shares of Marvel common stock owned by Holdings for the purpose of removing the existing Board of Marvel and replacing it with the New Board (as defined below). At the same time, the Bondholders Committee and Trustee also requested action by the Bankruptcy Court and the District Court seeking to permit the Noteholders and/or Holdings to exercise voting authority over such shares for such purpose. Such litigation culminated in the issuance of an order by the District Court vacating the Bankruptcy Court's Stay Order effective as of 5:00 p.m. (New York time) on June 20, 1997. The effect of such order was to permit Holdings, as majority stockholder of Marvel, to vote such stock to remove the existing Board of Marvel and replace it with a New Board (the "New Board") which is comprised of the following directors: Carl C. Icahn, Harold First, Charles K. MacDonald, Glen Adams, J. Winston Fowlkes, III, Robert J. Mitchell, Jouko T. Tamminen, Vincent J. Intrieri, and Michael J. Koblitz. Additionally, the New Board by written consent amended and modified Marvel's By-laws to provide that Marvel's Board of Directors shall be composed of nine persons or such other number of persons as may thereafter be fixed by Marvel's Board of Directors. As a result of the replacement of the existing board with the New Board, Toy Biz has taken the position that a change in control occurred under the Stockholders Agreement and that the Company's shares of Toy Biz Class B common stock automatically converted to Class A common stock, reducing the Company's voting control of Toy Biz from 78.4% to 26.6%. The Company disputes Toy Biz's position and maintains that it continues to own Class B common stock of Toy Biz. The Company is currently in litigation with Toy Biz with respect to this issue.

         On July 10, 1997 it was announced that Marvel, High River, Westgate, Toy Biz, Isaac Permutter, Avi Arad and The Chase Manhattan Bank had reached an agreement in principle on certain key economic terms relating to the Marvel Cases and the Holding Cases. Consummation of the agreement in principle remains subject to: (1) negotiation and execution of definitive documentation regarding the agreement; (2) approvals of the Boards of Directors of Marvel and Toy Biz; (3) approval by holders of at least 67% in amount and 51% in number of the secured lender claims (other than the secured lender claims against Panini); and (4) approval of the Bankruptcy Court, none of which is assured. The agreement stipulated that definitive agreements would be reached by July 24, 1997. This date has been extended a number of times, with the latest being August 20, 1997. There exist a number of material issues which are still being negotiated among the parties. There can be no assurance that a final definitive agreement can be reached.

         The agreement in principle provides that, pursuant to a plan of reorganization (the "Plan") to be proposed by the Company, the Holding Companies, Toy Biz, High River and Westgate, Marvel and Toy Biz would be combined (the "Toy Biz Merger") in a transaction in which the stockholders of Toy Biz (other than the Company) would receive, in exchange for their Toy Biz shares, 49% of the outstanding shares of common stock of the Company, as reorganized ("Reorganized Marvel").

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


         Additionally, pursuant to the Plan, the currently outstanding shares of Marvel common stock would be canceled and Marvel's equity holders (including the Noteholders) would be offered rights (the "Rights Offering") to purchase on a pro rata basis: (1) new shares equal to 51% of outstanding common stock of Reorganized Marvel for an aggregate price of $170.0 and (2) $225.0 of new debt securities of Reorganized Marvel. High River and Westgate would appoint a majority of the board of directors of Reorganized Marvel. The proceeds of the rights offering would be used to retire all of the bank claims acquired by High River and Westgate as described below.

         The agreement in principle further contemplates that High River and Westgate would purchase all of the prepetition and postpetiton claims and liens of the secured lenders of the Company of approximately $700.8 at June
30, 1997, except for $120.0 of indebtedness of Panini and $80.0 to $95.0 of indebtedness of the Company's Fleer/SkyBox businesses (which indebtedness would no longer be indebtedness of the Company), in exchange for: (a) $395.0 in cash; and (b) five year warrants issued by the Company to acquire ten percent (10%) of Reorganized Marvel, which warrants would have an exercise price based upon a net equity value of $525.0 with no more than $225.0 in term indebtedness for borrowed money (exclusive of indebtedness for working capital). Under this arrangement, Fleer/SkyBox and Panini would be auctioned for sale for the benefit of the Company's secured lenders. Pending such auction, Fleer/SkyBox and Panini would be operated for the account of such secured lenders and all expenses of such operation would be the responsibility of the Company's secured lenders. The secured lenders would receive 100% of the common stock of Panini and Fleer/SkyBox at the earlier of (i) such time as they request it in writing, or (ii) the consummation of a plan of reorganization for the Company and the Holding Companies. The Company would receive a $200.0 million to $215.0 million credit against indebtedness held by the Company's secured lenders (in exchange of net assets including goodwill and other intangibles of approximately $268.7 at June 30, 1997 transferred to the secured lenders) at such time as an order of the Bankruptcy Court in form and substance reasonably acceptable to High River, Westgate, and the secured lenders, approving the acquisition and settlements of the secured lender claims (other than the specified claims against Panini and Fleer/SkyBox) becomes a final order. In the absence of the transactions contemplated by the agreement in principle, the Company has made no determination whether to continue operating or to otherwise dispose of Panini and Fleer/Skybox.

         The proposed global settlement contemplated that an auction for Panini and Fleer/SkyBox is to be conducted. At such time, as any sale of the assets of Fleer/SkyBox and Panini occurs, Fleer/SkyBox and Panini would be deconsolidated. Based on the operating results of Fleer/SkyBox and Panini, the status of the global settlement and the auction process, the Company continues to evaluate whether an impairment of goodwill and other intangibles has taken place. Further, under the terms of the proposed global settlement, the Company will realize a significant forgiveness of debt.

     The Company has entered into a number of animation and movie contracts for various highly recognizable characters of its universe. The Company believes that such contracts accrue significant benefit to Toy Biz. This benefit is derived from Marvel's grant of a royalty free license to Toy Biz for the use of all its characters in the sale of toys and other toy related product offerings. Given the Company's financial condition, the Company can no longer expend funds for animation and/or movies from which Toy Biz receives more direct benefit than Marvel. The Company believes that the proposed agreement in principle, if consummated, would allow the consolidated Company to continue to enjoy the benefits of the exploitation of its characters, without any financial disadvantage between Marvel and Toy Biz.

     In the event that a global settlement is not achieved, the Company will be forced to evaluate various alternatives to protect its long term interests. Such alternatives may include: (i) attempting to revoke or reject through its chapter 11 proceedings the royalty free license to Toy Biz; or (ii) exercising all its rights under the license agreement. Additionally, if a global settlement is not reached, Marvel may be forced to restructure certain movie contracts which have a negative effect to Marvel, in that Marvel must pay a portion of all toy revenues to the movie developers, even through Marvel receives no cash benefit from toy revenues due to the fact that all these revenues accrue to Toy Biz. Further, if there is no global settlement and these movie contracts cannot be restructured, Marvel may suffer severe financial consequences in the future. Marvel is continuing to focus its efforts on the final negotiation and execution of a global settlement, as well as continuing to develop animation and theatrical releases for its long-term success.

     A significant part of the Company's value is tied to its universe of characters. The Company has been in bankruptcy since December 27, 1996 and as such it has incurred significant cash/operating losses. The Company believes that while in bankruptcy, it is significantly inhibited from the exploitation of its character base. Therefore, if it continues in bankruptcy, the Company is unsure as to the potential of a long-term negative effect of such proceedings on the value of its character base. The Company's ability to continue to operate in this state, having incurred $94.2 in additional indebtedness since its petition date, raises serious doubt concerning the value of its assets to creditors, lenders and shareholders, and its ability to rejuvenate itself through the successful exploitation of its character base. The Company is hopeful that a global settlement can be executed however, there still exists a number of unresolved issues between all the parties, which the Company is working to overcome. The Company believes that the global settlement, if executed in the near term, will preserve the value of its character base and thereby contribute to the long-term viability of the Company. There can be no assurance that the Plan, or any other plan of reorganization will be submitted or confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors, lenders or equity security holders may seek other alternatives for the Company.

         On June 30, 1997, the DIP Loan matured and no repayment has occurred. The DIP lenders agreed to forbear from taking any action through August 14, 1997. Such forbearance is continuing on a daily basis while the Company negotiates a replacement DIP loan. With a full reservation of all rights, the prepetition secured lenders have agreed not to object to the Debtors' continued use of the cash collateral through August 20, 1997 on the same terms and conditions and with the same protections as set forth in the current financing and cash collateral order approved by the Bankruptcy Court.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Marvel Cases and circumstances relating thereto, such realization of assets and liquidation of liabilities is subject to significant uncertainty. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. As of June 30, 1997, the Company's carrying value of goodwill for its trading cards and stickers businesses was approximately $106.1 and $103.0, respectively. The sale of the Company or parts thereof may necessitate a material write down of assets, including goodwill associated with the Company's businesses.

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         As part of the Chapter 11 process, the Debtor Companies have received a significant number of proofs of claims. The Company is currently in the process of reviewing these claims and believe that a majority of these claims are without merit and/or are highly disputed. Although the Company believes that reserves as of June 30, 1997 are adequate to cover the ultimate liability under these claims, there can be no assurances that these claims will not be settled for amounts in excess of these reserves.

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


                                                                               June 30,           December 31,
                                                                                 1997                 1996
                                                                            ---------------      ---------------
          Total accrued expenses----------------------------------------      $     13.7           $     14.7
          Chase Revolving Line of Credit--------------------------------            15.0                 15.0
          Total current liabilities-------------------------------------     -------------        -------------
                                                                              $     28.7           $     29.7
                                                                             =============        =============

          Debt:
           U.S. Term Loan Agreement-------------------------------------      $    350.0           $    350.0
           Amended and Restated Credit Agreement------------------------           120.0                120.0
           Chase Revolving Line of Credit-------------------------------            15.0                 15.0
                                                                             -------------        -------------
             Total debt-------------------------------------------------           485.0                485.0
           Less current maturities                                                 (15.0)               (15.0)
           Other long-term liabilities----------------------------------             3.5                  3.5
                                                                             -------------        -------------
           Total long-term liabilities----------------------------------      $    473.5           $    473.5
                                                                             =============        =============

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


3.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

ACCOUNTS RECEIVABLE, NET:
                                                                               June 30,           December 31,
                                                                                 1997                 1996
                                                                            ---------------      ----------------
          Accounts receivable-------------------------------------------      $     228.2          $     275.3
          Less:  Allowances---------------------------------------------            (42.7)               (46.2)
                                                                             -------------        -------------
                                                                              $     185.5          $     229.1
                                                                             =============        =============

INVENTORIES, NET:

          Finished goods------------------------------------------------      $      64.2          $      69.4
          Work in process-----------------------------------------------             13.0                 16.3
          Raw materials-------------------------------------------------             21.1                 22.0
          Less: Reserve for obsolescence--------------------------------            (18.6)               (29.6)
                                                                             ------------         ------------
                                                                              $      79.7          $      78.1
                                                                             ============         ============

GOODWILL AND OTHER INTANGIBLES, NET:

          Goodwill and other intangibles--------------------------------      $     368.4          $     374.3
          Less: Accumulated amortization--------------------------------            (63.6)               (56.7)
                                                                             ------------         ------------
                                                                              $     304.8          $     317.6
                                                                             ============         ============

ACCRUED EXPENSES AND OTHER:


          Royalties and incentives--------------------------------------      $      21.6          $      23.0
          Reserve for returns-------------------------------------------             44.8                 51.2
          Income taxes payable------------------------------------------              7.6                 10.9
          Other---------------------------------------------------------             72.2                104.3
          Less amounts reclassified to liabilities subject to
          settlement under reorganization (See Note 2)------------------            (13.7)               (14.7)
                                                                             ------------         ------------
                                                                              $     132.5          $     174.7
                                                                             ------------         ------------

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



4.       AMOUNTS PAYABLE TO BANKS

Short term borrowings consists of the following:


                                                                               June 30,           December 31,
                                                                                 1997                 1996
                                                                            ----------------     ----------------
          Panini credit arrangements---------------------------------           $   34.2             $   37.3
          DIP Loan---------------------------------------------------               94.2                 10.0
          Toy Biz Credit Facility------------------------------------               12.0                  -
                                                                             ------------         ------------
                                                                                $  140.4             $   47.3
                                                                             ============         ============


Debt consists of the following:

                                                                               June 30,            December 31,
                                                                                 1997                  1996
                                                                            ----------------     ----------------
          U.S. Term Loan Agreement-----------------------------------           $  350.0             $  350.0
          Amended and Restated Credit Agreement----------------------              120.0                120.0
          Chase Revolving Line of Credit ----------------------------               15.0                 15.0
          Panini Term Loan Agreement---------------------------------              121.6                139.3
          Other long term debt---------------------------------------               14.8                 16.3
                                                                             ------------         ------------

          Subtotal---------------------------------------------------              621.4                640.6
          Less amount reclassified*----------------------------------             (485.0)              (485.0)
          Less current maturities**----------------------------------             (121.6)               (10.6)
                                                                             ------------         ------------
                                                                                $   14.8             $  145.0
                                                                             ============         ============


* Amounts as of June 30, 1997 have been reclassified to "Liabilities subject to settlement under reorganization" in accordance with bankruptcy reporting prescribed by Statement 90-7. See Note 2.

** Amount as of June 30, 1997 has been reclassified to "Current portion of long-term debt" as a result of an event of default by Panini. See below.

         On December 20, 1996, the banks and financial institutions that were parties to the Company's existing loan agreements (collectively with the U.S. Term Loan Agreement (as defined below), the Amended and Restated Credit Agreement (as defined below), the Chase Revolving Line of Credit (as defined below ) and the Panini Term Loan Agreement (as defined below), the "Credit Agreements") entered into a Standstill Agreement and Amendment (the "Standstill Agreement") which grants the Company the right to maintain any outstanding loans under the Credit Agreements as either Eurodollar or Eurocurrency Loans during the Standstill Period (as defined below). The Standstill Agreement also provided that the commitments under the Credit Agreements would not automatically terminate or be accelerated upon the commencement of the reorganization cases but rather would be suspended and reinstated upon confirmation of the Initial Plan. Unless a payment default was continuing or certain other termination events were triggered, each lender under the Credit Agreements agreed not to exercise any remedies against any subsidiary of Marvel which is not one of the Debtor Companies during the Standstill Period. Each lender under the Credit Agreements agreed not to transfer such Claim to any entity that does not agree to be bound by the Standstill Agreement or support the Initial Plan. Pursuant to the Standstill Agreement, the lenders under the Credit Agreements permitted the loans outstanding thereunder to be outstanding as Eurodollar Loans (or the equivalent) during the Standstill Period provided that, in the event that the interest period for any such Eurodollar

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Loans is longer than one month, such interest period would have a scheduled expiration on or prior to June 30, 1997. The Standstill Period commenced on December 27, 1996 and ended on June 30, 1997.

         On January 24, 1997, the Bankruptcy Court approved an order (the "DIP Order") approving the DIP Loan, which was provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. The DIP Loan matured on June 30, 1997 and no repayment has occurred. The Debtor Companies also received approval from the Bankruptcy Court to pay, on time and in full, interest on the pre-petition debt of the Debtor Companies calculated at the applicable non-default rate or rates provided for pursuant to the Credit Agreements.

         On June 5, 1997, the Bankruptcy court approved an order suspending the adequate protection payments being made by the Company to the Pre-petition Banks. As a result, the Company has ceased interest payments on the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Chase Revolving Line of Credit. The amount of suspended adequate protection payments as of June 30, 1997 was $3.7 and is not included in the liabilities of the Company.

         On June 30, 1997, the DIP Loan matured and no repayment has occurred. The DIP lenders agreed to forbear from taking any action through August 14, 1997. Such forbearance is continuing on a daily basis while the Company negotiates a replacement DIP loan. With a full reservation of all rights, the prepetition secured lenders have agreed not to object to the Debtors' continued use of the cash collateral through August 20, 1997 on the same terms and conditions and with the same protections as set forth in the current financing and cash collateral order approved by the Bankruptcy Court.

         In July 1997, Panini, a subsidiary of the Company that has not filed for protection under Chapter 11 and, therefore, is not one of the Debtors, suspended all payments of interest and principal for the Panini Term Loan Agreement. This action constitutes an event of default under the Panini Term Loan Agreement, as defined below, and, consequently, the Company has reclassified the Panini Term Loan to current liabilities.

         The liens securing the DIP Loan take first position (prime) over the liens securing the Credit Agreements and are secured by a lien on the Company's 26.6% equity interest in Toy Biz. Borrowings under the DIP Loan bear interest at a rate per annum equal to the one month Eurodollar Rate (as defined in the DIP Loan) rounded upwards to the next 1/16 of 1%, or Alternate Base Rate (as defined in the DIP Loan) plus the Applicable Margin of 2-1/2% with respect to Eurodollar Loans and 1-1/2% with respect with Alternate Base Rate loans. Interest on Alternate Base Rate Loans is payable monthly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period. Pursuant to the terms of the DIP Loan, the outstanding balances of the current DIP facility after June 30, 1997 bear interest at the penalty rate of Alternate Base Rate plus a margin of 3-1/2%, which, at June 30, 1997 was approximately 12%.

         The DIP Loan includes various restrictive covenants prohibiting the Company from, among other things, incurring additional indebtedness (with certain limited exceptions), making investments, including for the Company's strategic initiatives (with certain limited exceptions), and making dividend, redemption and certain other payments on its capital stock. The DIP Loan also contains certain customary financial covenants and events of default for financings of this type, including a change of control covenant and an event of default if the royalty free license from Marvel to Toy Biz is rejected in the Marvel Cases.

         In conjunction with the Toy Biz IPO, Toy Biz entered into a three year $30.0 revolving line of credit with a syndicate of banks for which The Chase Manhattan Bank serves as administrative agent (the "Toy Biz Credit Facility"). Substantially all of the assets of Toy Biz have been pledged to secure borrowings under the Toy Biz Credit Facility. Borrowings under the Toy Biz Credit Facility bear interest at either The Chase Manhattan Bank's alternate base rate or at the Eurodollar rate plus, in each case, the applicable margin. The applicable margin is 1% unless Toy Biz meets specific financial operating levels, in which case the applicable margin decreases to 3/4 of 1%.

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

         The Toy Biz Credit Facility contains various financial covenants, as well as restrictions on obtaining new indebtedness, prepaying or amending subordinated debt, acquisitions and similar investments, the sale or transfer of assets, capital expenditures, limitations on restricted payments, dividends, issuing guarantees and creating liens. The credit facility also requires that (a) the Company control Toy Biz and (b) that the exclusive, royalty free perpetual worldwide license agreement between Toy Biz and the Company remain in effect. The Toy Biz Credit Facility is not guaranteed by the Company.

         Toy Biz is currently in default under the Toy Biz Credit facility as a result of non-compliance with certain covenants. Toy Biz is seeking a waiver of the provisions pertaining to the default and believes it could obtain a replacement credit facility if a termination of the Toy Biz Credit Facility were to occur, although there can be no assurance of Toy Biz's ability to do so or the terms of such a replacement facility.

         Under credit arrangements for short-term borrowings arranged with a group of banks, Panini may borrow up to Italian Lire 45.3 billion as of June 30, 1997 (approximately $26.7 based on exchange rates at June 30, 1997) on such terms as Panini and the banks may mutually agree upon. These arrangements generally do not have termination dates but are reviewed periodically for renewal. At June 30, 1997, the unused portion of the credit lines was Italian Lire 3.5 billion (approximately $2.0 based on exchange rates at June 30, 1997). The weighted average interest rate on short-term borrowings as of June 30, 1997 was 6.3%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding a new credit facility obtained by Panini.

         In April 1995, the Company entered into a $350.0 term loan agreement (as amended) with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "U.S. Term Loan Agreement"). Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Eurodollar Rate Loans will, at the option of the Company, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 3% and (b) with respect to Alternate Base Rate loans, 2%. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period. If adequate protection payments were not suspended, ABR borrowings would have a rate of 10.5% as of June 30, 1997.

         On August 30, 1994 the Company entered into a $120.0 revolving loan agreement with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "Amended and Restated Credit Agreement"). Loans under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement), or the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Eurodollar Rate Loans will, at the option of the Company, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 3% and (b) with respect to Alternate Base Rate loans, 2%. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period. If adequate protection payments were not suspended, ABR borrowings would have a rate of 10.5% as of June 30, 1997.

         During March 1996, the Company entered into a $25.0 revolving line of credit (as amended) with Chase Manhattan (the "Chase Revolving Line of Credit) which was subsequently reduced to $15.0. The Chase Revolving Line of Credit is pari passu with the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, and

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

the Panini Term Loan Agreement. The Chase Revolving Line of Credit bears interest at a rate per annum equal to the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement), plus 3%, or the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2%. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period. If adequate protection payments were not suspended, ABR borrowings would have a rate of 10.5% as of June 30, 1997.

         On August 30, 1994, the Company, Marvel Italia Srl (now Panini S.p.A.) and Instituto Bancario San Paolo Di Torino S.p.A. (the "Lender"), entered into a term loan and guarantee agreement (the "Panini Term Loan Agreement") providing for a term loan credit facility of Italian Lire 244.5 billion (approximately $154.0 based on exchange rates in effect on the date of acquisition) (the "Term Loan Facility").

         The Panini Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Panini Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Panini Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans 3% and (b) with respect to Negotiated Rate Loans, 2%. Interest on Negotiated Rate Loans is payable quarterly in arrears and interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period. If Panini had not ceased interest and principal payments, one month Eurocurrency borrowings would have a rate of 9.8125% as of June 30, 1997.

         The U.S. Term Loan Agreement (through incorporation by reference to the Amended and Restated Credit Agreement), the Amended and Restated Credit Agreement, Chase Revolving Line of Credit Agreement (through incorporation by reference to the Panini Term Loan Agreement), and the Panini Term Loan Agreement include various restrictive covenants prohibiting the Company from, among other things, incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Panini Term Loan Agreement also contain certain customary financial covenants and events of default for financing of this type, including a change of control covenant. Mandatory prepayments are required to be made out of net proceeds from sales of assets by the Company, with certain exceptions, and from certain excess cash flow (as defined in the Amended and Restated Credit Agreement).

         The Credit Agreements and its respective lenders (the "secured lenders") are secured with substantially all of the Company's domestic assets, other than the Company's investment in common stock of Toy Biz, and all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first tier foreign subsidiaries.

         The filing of petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware by the Debtor Companies is an event of default under the Credit Agreements.


5.       RESTRUCTURING OF OPERATIONS

         In the fourth quarter of 1995, the Company recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, the Company terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $9.5 has been paid as of June 30, 1997. Additionally, approximately $6.7 of the restructuring charges relates to facility closure, of which $5.7 has been paid as of June 30, 1997, and $7.6 of the restructuring charges relates to other costs, of which $7.1 has been paid as of June 30, 1997. A substantial portion of the

                       MARVEL ENTERTAINMENT GROUP, INC.
                             DEBTOR-IN-POSSESSION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

remaining amount of $2.7 as of June 30, 1997, which is included in accrued expenses and other, is scheduled to be paid in accordance with the terms of various agreements or are "liabilities subject to settlement under reorganization".

         In the fourth quarter of 1996, the Company recorded restructuring charges of $15.8 related primarily to the publishing and trading card operations; the closing of the comic book distribution subsidiary and the closing or sale of a certain confections facility. As part of the restructuring, the Company has terminated approximately 200 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $6.6 of termination benefits of which $2.6 has been paid as of June 30, 1997. The remaining approximate $9.2 of the restructuring charges relates to facility closure or sale of which $0.6 has been paid as of June 30, 1997 and $6.5 was used to write-down certain fixed assets. A substantial portion of the remaining amount of $6.1 as of June 30, 1997, which is included in accrued expenses and other, is scheduled to be paid in accordance with the terms of various agreements or are "liabilities subject to settlement under reorganization".

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

6.      FINANCIAL STATEMENTS OF ENTITIES OPERATING UNDER CHAPTER 11

The combined condensed balance sheet as of June 30,1997 of the Debtor Companies is as follows (See Note 2):

ASSETS
Current assets:
   Cash..................................               $ 15.6
   Accounts receivable, net..............                 36.7
   Inventories, net......................                 27.2
   Income tax receivable.................                 10.9
   Prepaid expenses and other............                  5.2
                                                     ----------

      Total current assets...............                 95.6

Property, plant and equipment, net.......                  9.4
Goodwill and other intangibles, net......                188.3
Deferred charges and other...............                 22.3
Investments in and advances to subsidiaries               62.6
                                                    ----------
      Total  Assets......................               $378.2
                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................               $ 21.4
   Accrued expenses and other............                 75.2
   Short term borrowings.................                 94.2
   Liabilities subject to settlement under
   reorganization........................                 28.7
                                                    ----------

     Total current liabilities...........                219.5

Other long-term liabilities..............                 11.3
Liabilities subject to settlement under
reorganization...........................                473.5
                                                    ----------

     Total Liabilities...................                704.3
                                                    ----------

Stockholders' deficit:
   Additional paid-in capital............                 94.1
   Accumulated deficit ..................               (420.0)
   Cumulative translation adjustment ....                 (0.2)
                                                    ----------

     Total Stockholders' Deficit.........               (326.1)
                                                    ----------
     Total Liabilities and Stockholders' Deficit        $378.2
                                                    ==========

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

The combined condensed statement of operations for the six months ended June 30, 1997 of the Debtor Companies is as follows:

Net revenues.............................................      $  102.4

Cost of sales............................................          75.1

Selling, general & administrative expenses...............          49.3

Depreciation and amortization............................           3.5

Amortization of goodwill, intangibles and deferred
charges..................................................           6.6

Interest expense, net (contractual interest for the
  six months ended June 30, 1997 was $24.5)..............          20.8

Equity in net loss of unconsolidated subsidiaries and
other, net...............................................          (5.2)

Equity in net loss of non-debtor companies...............          (5.1)
                                                              ----------

Loss before reorganization items and provision for income
taxes....................................................         (63.2)

Reorganization items.....................................           6.0
                                                              ----------

Loss before provision for income taxes...................         (69.2)

Provision for income taxes...............................           0.4
                                                              ----------

Net loss.................................................        ($69.6)
                                                              ==========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

         Marvel Entertainment Group, Inc. (together with its subsidiaries, as applicable, "Marvel" or the "Company") is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on fictional action adventure characters owned by the Company (the "Marvel Characters"), licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. The Company also licenses the Marvel Characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions. The Company's products include comic book and other children's publications, sports and entertainment trading cards, activity stickers, toys, adhesive paper and confectionery products.

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

         Similarly, there has been a significant contraction in the sports and entertainment trading card markets. The contraction in sports trading cards is related in part to lower speculative purchases and the residual impact of the baseball, hockey and basketball labor situations in 1994 and 1995. The level of demand for entertainment trading cards is dependent on, among other factors, the commercial success and media exposure of the Marvel Characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994 and 1995, the sale of entertainment cards based on the Marvel Characters and third party licensed characters substantially offset the decline in sports trading cards. However, since 1995, the lack of a commercially successful entertainment card property (e.g. a Lion King TM) has resulted in an inability to offset the decline in sports trading cards. The Company has significant minimum royalty guarantees and advertising commitments with its licensors. As a result of the continued decline in overall trading card sales, the Company has experienced very significant losses in recent years. There can be no assurance that the Company will reach the volumes required to make the current contracts profitable or to be able to renegotiate more favorable terms for these contracts to enable the Company to return to profitability.

         The Company experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Credit Agreements (see Note 4 of "Notes to Condensed Consolidated Financial Statements") beginning in the Fall of 1996. The Company commenced discussions in the Fall of 1996 with Andrews Group, formerly its indirect parent, regarding an equity infusion in order to provide for the Company's cash requirements and with The Chase Manhattan Bank, agent bank for the Credit Agreements, regarding a restructuring of the Credit Agreements.

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

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100.0 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. The DIP Loan matured on June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 4 of Notes to Condensed Consolidated Financial Statements.

         On June 20, 1997, the District Court vacated the Bankruptcy Court's Stay Order which permitted Marvel Holdings to vote the stock, replace the Board of Directors and take control of the Company. On July 10, 1997 Marvel and its affiliated Chapter 11 debtors, High River Limited Partnership, Westgate International L.P., Toy Biz, Inc., Isaac Permutter, Avi Arad and The Chase Manhattan Bank announced that they reached an agreement in principle to combine Marvel and Toy Biz into a new company and to turn the assets of Fleer/SkyBox and Panini over to the debtor group for the purpose of selling those assets. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         There can be no assurance that the proposed agreement in principle or any other plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy. However, on June 17, 1997 the Bankruptcy Court ordered a suspension on the payment of professional fees. The Company has incurred, through June 30, 1997, approximately $11.5 million in reorganization items.

         The Company believes that since, and in part as a result of, the commencement of the Company's chapter 11 proceedings, the Company has continued to experience greater than expected weakness in certain businesses due to, among other things, certain mass merchandisers maintaining lower than expected levels of inventory of the Company's products and the Company realizing lower licensing revenues. The Company believes that these lower inventory levels and licensing revenues relate to customers' concerns as to the impact of the bankruptcy of the Debtor Companies on the future of the Company's brands. There can be no assurance that upon consummation of a plan of reorganization that there will be improvement in any of such businesses.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996.

         The Company's net revenues were $129.6 million and $182.2 million in 1997 and 1996, respectively, a decrease of $52.6 million or 28.9%. This reflects a decrease of $35.5 million in net trading card and sticker revenues, a decrease of $10.9 million in toy revenues, a decrease of $3.2 million in licensing revenues, a decrease of $2.3 million in net publishing revenues and a decrease of $0.7 million in other revenues.

         The decrease in trading card net revenues was primarily due to the continuing general decline in the demand for trading cards. The general decline in the market and concerns arising out of the Company's chapter 11 proceedings has resulted in certain mass merchandisers maintaining lower levels of inventory. In particular, entertainment card net revenues decreased due to lower commercial success of third party licensed properties in the 1997 period as compared to the 1996 period, as well as lower sales of cards based on the Marvel Characters. The decrease in net revenues of stickers was primarily due to a general market softness for stickers in Western Europe and in part the result of lower commercial success of licensed third party entertainment products. Given the aforementioned, Panini undertook a strategic change in 1997 to lower its distribution of its sticker products, thereby improving its efficiency and lowering the risk of return.

         The decrease in toy revenues was principally due to lower domestic sales resulting from retailers concerns arising out of the Company's chapter 11 proceedings and the related Marvel brands and the timing of certain promotional doll shipments until after the second quarter.

         The decrease in licensing revenue primarily was due to the renegotiation of the America Online ("AOL") agreement which required a partial write-down of revenues previously recognized under the old agreement. This new agreement has given Marvel the right to develop new revenue opportunities on the Internet and on the AOL network previously prohibited under the old agreement. The decrease in net publishing revenues primarily was due to the impact on the Company of the continuing decline in the overall comic book market. The decrease in other revenues primarily was due to decreased sales of confectionery products by Fleer and adhesive paper by Panini.

         Gross profit was $33.2 million and $66.8 million in the 1997 and 1996 periods, respectively, a decrease of $33.6 million. As a percentage of net revenues, gross profit was 25.6% in the 1997 period as compared to 36.7% in the 1996 period. The decrease in gross profit as a percentage of net revenues was due primarily to the effect of lower trading card net revenues without a corresponding decrease in royalty expense given minimum payment obligations for trading cards and an unfavorable product mix for trading cards and toys as compared to the 1996 period.

         Selling, General & Administrative ("SG&A") expenses were $51.5 million and $55.6 million in the 1997 and 1996 periods, respectively. The decrease of $4.1 million was mainly attributable to the decrease in advertising, promotion and selling expenses of the Company and a general reduction in overhead expenses associated with the restructuring of the comic book publishing and distribution, trading card and confectionery operations. As a percentage of net revenues, SG&A was 39.7% in the 1997 period as compared to 30.5% in the 1996 period. The increase in SG&A as a percentage of net revenues was due primarily to certain fixed costs inherent in operating the business that cannot be reduced in the short term.

         Depreciation and amortization was $7.7 million and $4.9 million in the 1997 and 1996 periods, respectively. The increase of $2.8 million was primarily due to the amortization of animation costs by the comic book division related to the Hulk television series and higher expense resulting from an increased investment to support Toy Biz's expanded product line, partially offset by a reduction in depreciation expense of certain fixed assets of the Company's comic book direct market distribution subsidiary in the 1997 period compared to the 1996 period as a result of the closure of such facility. As part of such closure these fixed assets were written off in late 1996 as part of the restructuring program.

         Amortization of goodwill, intangibles and deferred charges was $4.1 million and $5.5 million in the 1997 and 1996 periods, respectively. The decrease of $1.4 million mainly reflects lower expense in the 1997 period due to the write-down of goodwill and other intangibles in the fourth quarter of 1996 partially offset by a shorter amortization period. This write-down related to asset impairment which was primarily due to the significant and long-term changes in industry conditions in trading cards and publishing. See
Note 2 of Notes to Consolidated Financial Statements for a further discussion on goodwill and other intangibles.

         Interest expense, net was $13.2 million and $13.8 million in the 1997 and 1996 periods, respectively. The decrease in interest expense of $0.6 million primarily reflects a Bankruptcy Court ruling permitting the suspension of adequate protection payments by the Company on the U.S. Term Loan, the Amended and Restated Credit Agreement and the Chase Revolving Line of Credit and therefore, in accordance with Statement of Position 90-7 ("SOP 90-7"), suspension of an interest expense accruals for same. The unrecorded interest on the above for the period was $3.7 million. In the second quarter of 1997, the Company incurred DIP interest expense of $1.8 million.

         Equity in net (loss) income of unconsolidated subsidiaries includes a write-down of approximately $5.5 million in 1997, related to the Company's investment in Marvel theme restaurants. The current plans for the Company are to open one restaurant and find alternative financing and or licensing arrangements for a number of restaurants in the future. As a result, the Company revalued it investment in these assets.

         Total bankruptcy reorganization items of $2.6 million for the 1997 period includes professional charges and other costs typical to those incurred by entities in bankruptcy. On June 17, 1997 the Bankruptcy Court ordered a suspension of the payment of professional fees associated with the bankruptcy.

         The benefit for income taxes was $4.6 million and $5.4 million in the 1997 and 1996 periods, respectively. The 1997 tax benefit primarily represents the impact of losses from Toy Biz's operations. Due to significant uncertainty of the future business operations of the Company, the Company has stopped recording a tax benefit for each of the domestic companies other than Toy Biz. The 1996 tax benefit represented the impact of losses in all of Marvel's operations offset by a tax provision on income from Toy Biz's operations.

         Minority interest in (loss) earnings of Toy Biz was ($3.9) million and $2.9 million in the 1997 and 1996 periods, respectively. The decrease in minority interest was primarily due to a net loss in 1997 compared to net income in 1996 at Toy Biz partially offset by Marvel's reduced ownership percentage. See Note 2 of Notes to Condensed Consolidated Financial Statements

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

         The Company's net revenues were $286.3 million and $371.8 million in 1997 and 1996, respectively, a decrease of $85.5 million or 23.0%. This reflects a decrease of $63.6 million in net trading card and sticker revenues, a decrease of $14.9 million in toy revenues, a decrease of $5.7 million in licensing revenues and a decrease of $3.5 million in net publishing revenues, partially offset by a $2.2 million increase in other revenues.

         The decrease in trading card net revenues was primarily due to the continuing general decline in the demand for trading cards. The general decline in the market and concerns arising out of the Company's chapter 11 proceedings has resulted in certain mass merchandisers maintaining lower levels of inventory. In particular, entertainment card net revenues decreased due to lower commercial success of third party licensed properties in the 1997 period as compared to the 1996 period, as well as lower sales of cards based on the Marvel Characters. The decrease in net revenues of stickers was primarily due to a general market softness for stickers in Western Europe and in part the result of lower commercial success of licensed third party entertainment products. Given the aforementioned, Panini undertook a strategic change in 1997 to lower its distribution of its sticker products, thereby improving its efficiency and lowering the risk of return.

         The decrease in toy revenues was principally due to lower domestic sales resulting from retailers concerns arising out of the Company's chapter 11 proceedings and the related Marvel brands and the timing of certain promotional doll shipments until after the second quarter.

         The decrease in licensing revenue primarily was due to the renegotiation of the AOL agreement which required a partial write-down of revenues previously recognized under the old agreement. This new agreement has given Marvel the right to develop new revenue opportunities on the Internet and on the AOL network previously prohibited under the old agreement. Additionally, licensing revenues decreased in the 1997 period as compared to the 1996 period in part as a result of the difficulty of the Company in entering into licensing arrangements due to licensees concerns arising out of the Company's chapter 11 proceedings, and in part to an insufficient amount of new media exposure of the Company's characters. Pursuant to the agreement between Fox Kid's Worldwide ("FKW") and the Company, the Company expects to have a new animation series based on the SILVER SURFER on the Fox Children's Network ("FCN") in the 1997-1998 broadcast season. Licensing revenues will vary from period to period depending on the volume and extent of licensing agreements entered into during any particular financial period, as well as the level and commercial success of the media exposure of the Marvel Characters. The decrease in net publishing revenues primarily was due to the impact on the Company of the continuing decline in the overall comic book market. The improvement in other revenues primarily was due to increased sales of confectionery products by Fleer and adhesive paper by Panini.

         Gross profit was $85.4 million and $142.5 million in the 1997 and 1996 periods, respectively, a decrease of $57.1 million. As a percentage of net revenues, gross profit was 29.8% in the 1997 period as compared to 38.3% in the 1996 period. The decrease in gross profit as a percentage of net revenues was due primarily to the effect of lower trading card net revenues without a corresponding decrease in royalty expense given minimum payment obligations for trading cards, the effect of lower licensing revenues and an unfavorable product mix for trading cards and toys as compared to the 1996 period.

         SG&A expenses were $100.0 million and $107.9 million in the 1997 and 1996 periods, respectively. The decrease of $7.9 million was mainly attributable to the decrease in advertising, promotion and selling expenses of the Company and a general reduction in overhead expenses associated with the restructuring of the comic book publishing and distribution, trading card and confectionery operations. As a percentage of net revenues, SG&A was 34.9% in the 1997 period as compared to 29.0% in the 1996 period. The increase in SG&A as a percentage of net revenues was due primarily to certain fixed costs inherent in operating the business that cannot be reduced in the short term.

         Depreciation and amortization was $12.5 million and $9.3 million in the 1997 and 1996 periods, respectively. The increase of $3.2 million was primarily due to the amortization of animation costs by the comic book division related to the Hulk television series and higher expense resulting from an increased investment to support Toy Biz's expanded product line, partially offset by a reduction in depreciation expense of certain fixed assets of the Company's comic book direct market distribution subsidiary in the 1997 period compared to the 1996 period as a result of the closure of such facility. As part of such closure these fixed assets were written off in late 1996 as part of the restructuring program.

         Amortization of goodwill, intangibles and deferred charges was $8.4 million and $11.0 million in the 1997 and 1996 periods, respectively. The decrease of $2.6 million mainly reflects lower expense in the 1997 period due to the write-down of goodwill and other intangibles in the fourth quarter of 1996 partially offset by a shorter amortization period. This write-down related to asset impairment which was primarily due to the significant and long-term changes in industry conditions in trading cards and publishing. See
Note 2 of Notes to Consolidated Financial Statements for a further discussion on goodwill and other intangibles.

         Interest expense, net was $28.8 million and $27.5 million in the 1997 and 1996 periods, respectively. The increase in interest expense of $1.3 million primarily reflects the interest expense on borrowings under the DIP Loan in 1997, increased borrowings under the Credit Agreements and Panini's short term lines of credit compared to the 1996 period and higher average borrowing rates. These increases were partially offset by a Bankruptcy Court ruling permitting the suspension of adequate protection payments by the Company on the U.S. Term Loan, the Amended and Restated Credit Agreement and the Chase Revolving Line of Credit and therefore, in accordance with SOP 90-7, suspension of an interest expense accruals for same. The unrecorded interest on the above for the period was $3.7 million. In the first six months of 1997, the Company incurred DIP interest expense of $2.8 million.

         Equity in net (loss) income of unconsolidated subsidiaries includes a write-down of approximately $5.5 million in 1997, related to the Company's investment in Marvel theme restaurants. The current plans for the Company are to open one restaurant and find alternative financing and or licensing arrangements for a number of restaurants in the future. As a result, the Company revalued it investment in these assets.

         Total bankruptcy reorganization items of $6.0 million for the 1997 period includes professional charges and other costs typical to those incurred by entities in bankruptcy. On June 17, 1997 the Bankruptcy Court ordered a suspension of the payment of professional fees associated with the bankruptcy.

         The benefit for income taxes was $0.8 million and $3.7 million in the 1997 and 1996 periods, respectively. The 1997 tax benefit primarily represents the impact of losses from Toy Biz's operations. Due to significant uncertainty of the future business operations of the Company, the Company has stopped recording a tax benefit for each of the domestic companies other than Toy Biz. The 1996 tax benefit represented the impact of losses in all of Marvel's operations offset by a tax provision on income from Toy Biz's operations.

         Minority interest in (loss) earnings of Toy Biz was ($3.5) million and $4.9 million in the 1997 and 1996 periods, respectively. The decrease in minority interest was primarily due to a net loss in 1997 compared to a net income in 1996 at Toy Biz partially offset by Marvel's reduced ownership percentage. See Note 2 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         On December 27, 1996 in connection with the filing of their petitions in the Bankruptcy Court, the Debtor Companies received approval to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved the $100 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. The DIP Loan matured on June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (as defined therein). See Note 4 of "Notes to Condensed Consolidated Financial Statements."

         On June 5, 1997, the Bankruptcy court approved an order suspending adequate protection payments being made by the Company to the Pre-petition Banks. As a result, the Company has ceased interest payments on the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, and the |Chase Revolving Line of Credit.

         On June 30, 1997, the DIP Loan matured and no repayment has occurred. The DIP lenders agreed to forbear from taking any action through August
14, 1997. Such forbearance is continuing on a daily basis while the Company negotiates a replacement DIP loan. With a full reservation of all rights, the prepetition secured lenders have agreed not to object to the Debtors' continued use of the cash collateral through August 20, 1997 on the same terms and conditions and with the same protections as set forth in the current financing and cash collateral order approved by the Bankruptcy Court.

         The Company is in negotiations with The Chase Manhattan Bank (the current DIP Loan Agent) and a syndicate of banks to obtain a replacement DIP loan. Additionally, the Company has received a proposal from High River and Westgate to provide for a replacement DIP loan on terms that are no less favorable than the current DIP Loan and which will expire no earlier than December 31, 1997. However, the proposed replacement DIP loan from High River and Westgate has not been consented to by the Company's secured lenders and there can be no assurance that the Bankruptcy Court will approve a replacement loan facility without such consent. Marvel intends to use $94.2 million of the replacement DIP loan to retire the existing DIP Loan. Although there can be no assurance, the Company expects that funds available under a replacement DIP loan together with internally generated funds would be sufficient through December 31, 1997 to enable the Debtor Companies to meet their consolidated cash requirements, including servicing the replacement DIP loan. Any replacement DIP loan is expected to be subject to a number of events of default and conditions of borrowing. There can be no assurance, however, that a replacement DIP loan can be obtained. If no such replacement DIP loan is obtained, the Company may be forced to seek emergency relief under the Bankruptcy Code and begin to sell and/or liquidate assets, close certain business operations, seek other financing alternatives or a combination of all of the above.

         In July 1997, Panini, a subsidiary of the Company that has not filed for protection under Chapter 11 and, therefore, is not one of the debtor companies, suspended all payments of interest and principal under the Panini Term Loan Facility. This action constitutes an event of default under the Panini Term Loan Agreement and, consequently, the Company has reclassified the Panini Term Loan to current liabilities. On August 11, 1997, Panini entered into an agreement with The Chase Manhattan Bank for a loan of Italian Lire
27 billion to provide short term liquidity. On August 5, 1997, the Company received approval from the Bankruptcy Court to guarantee this loan. This guarantee is junior to tall liens of the secured creditors and the DIP lenders. In connection with the proposed global settlement, this guarantee by Marvel will be assigned to the secured lenders. This loan is subject to a number of events of default and conditions of borrowing. Although there can be no assurance, the Company believes that Panini should be able to meet its cash requirements for the near term using the Italian Lire 27 billion short term liquidity loan and internally generated funds. In the event such liquidity sources are not sufficient, Panini may be required to seek one or more alternatives to provide for its cash requirements, including seeking additional lines of credit or borrowings or sales of assets. There can be no assurance that Panini will be able to obtain such lines of credit or consummate any such asset sales on satisfactory terms.

         Toy Biz is currently in default under the Toy Biz Credit facility as a result of non-compliance with certain covenants. Toy Biz is seeking a waiver of the provisions pertaining to the default and believes it could obtain a replacement credit facility if a termination of the Toy Biz Credit Facility were to occur, although there can be no assurance of Toy Biz's ability to do so or the terms of such a replacement facility. Toy Biz anticipates that its internally generated funds, together with borrowings under its credit agreement, provided that it obtains a waiver of its current default under its credit facility or obtains a replacement facility, will be sufficient to enable Toy Biz to meet its peak working capital needs and capital expenditure requirements. See Notes 2 and 4 of "Notes to Condensed Consolidated Financial Statements".

         As of July 31, 1997, the Company's outstanding bank indebtedness was approximately $742.3 million, of which $94.2 million relates to borrowings under the DIP Loan, $599.4 million relates to borrowings under the Credit Agreements, approximately Italian Lire 25 billion (approximately $13.9 million based on exchange rates at July, 31, 1997) relates to borrowings for Panini's Adespan adhesives facility, approximately Italian Lire 40.8 billion (approximately $22.8 million based on exchange rates at July 31, 1997) relates to borrowings under Panini's short term lines of credit and $12.0 million which relates to Toy Biz's line of credit.

         As Chapter 11 debtors, the Debtor Companies may (subject, in certain circumstances, to Bankruptcy Court approval) sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. The amounts reported in the condensed consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might result as a consequence of any such actions or consummation of the agreement in principle reached on July 10, 1997. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. In that event, it is possible that the carrying value of certain assets would not be realized and additional liabilities and claims would be asserted which are not presently reflected in the condensed consolidated financial statements and which are not presently determinable. The effect of any such assertion or non-realization could be material.

         Net cash used in operating activities was $62.0 million and $40.4 million for the six months ended June 30, 1997 and 1996, respectively. The use of funds in the 1997 period was principally due to the loss from operations and a decrease in working capital. Cash shown on the Condensed Consolidated Balance Sheet at June 30, 1997 of $25.3 million includes $4.6 million of Toy Biz cash.

         Cash used in investing activities was $25.3 million and $21.5 million for the six months ended June 30, 1997 and 1996, respectively. The primary use of these funds in the 1997 period was for capital expenditures for tooling and molds and capitalized product development costs related to Toy Biz and capital expenditures of Panini.

         Cash provided by financing activities was $89.5 million and $30.1 million for the six months ended June 30, 1977 and 1996, respectively. The cash provided by financing activities for 1997 was primarily due to borrowings under the DIP Loan, and for 1996 cash provided by financing activities was primarily due to net borrowings under the Company's revolving credit facilities.

         On April 24, 1997, as a result of action taken by holders of the debt securities issued by the Company's three parent holding companies to exercise voting action over the common stock of Marvel and such holding companies pledged to secure such debt securities, Marvel is no longer consolidated for federal income tax purposes with Mafco. As a result of such tax deconsolidation, the Company will retain an allocated portion, if any, of net operating loss carryforwards ("NOLs") of the Mafco affiliated group. Such allocation is not yet determinable. Such NOLs will be limited under federal income tax laws since a change of control of the Company has occurred. Further limitation could result if a plan of reorganization is consummated.

         The Company expects to incur approximately $1.2 million in net production costs for the INCREDIBLE HULK animated series being produced for the 1997-1998 broadcast year. In addition, with respect to the Company's agreement with FKW, the Company will be required to reimburse FKW a portion of its production costs. One-half of such amounts are expected to be reimbursed to the Company by Toy Biz pursuant to the understanding with respect to Marvel Studios.

          The Company is continuing development of Marvel theme restaurants. The first restaurant to open, which will be in Los Angeles, is under construction and is projected to open in the second half of 1997. The Company has made most of the required investment for the Los Angeles restaurant, with the exception of costs related to opening food and merchandising inventories. In view of current financial conditions, the Company is considering other financing alternatives, including but limited to licensing its characters for use in restaurants.

         Toy Biz has authorized the repurchase of up to three million shares of Class A common stock. Toy Biz has not commenced the repurchase program and has no intention to do so.

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

                          FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q for the quarter ended June 30, 1997 such as "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future financial performance. In addition to factors that may be described in the Company's Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the ability of the Debtor Companies to successfully reorganize in bankruptcy and the timing and outcome of such bankruptcy proceedings; (ii) the ability of the Debtor Companies to obtain an additional or new DIP loan or other financing, (iii) continued weakness in the comic book market which cannot be overcome by the Company's new editorial and production initiatives in comic publishing; (iv) continued general weakness in the trading card market; (v) the failure of fan interest in baseball to return to traditional levels that exist prior to the 1994 baseball strike thereby negatively affecting the Company's baseball card business; (vi) the effectiveness of the Company's changes to its trading card and publishing distribution; (vii) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues based on such characters; (viii) the lack of continued commercial success of properties owned by major licensors which have granted the Company licenses for its sports and entertainment trading card and sticker businesses; (ix) unanticipated costs or delays in completing projects associated with the Company's new ventures including media, interactive software and on-line services and theme restaurants; (x) consumer acceptance of new product introductions, including those for toys; and (xi) imposition of tariffs or import quotas on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China.

                                   PART II.
                              OTHER INFORMATION.

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is a party to various legal proceedings described in previous filings. During the quarter ended June 30, 1997 there were no material developments in any of such proceedings not previously disclosed. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that all legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial condition or results of operations.


     On June 23, 1997, Toy Biz, Inc. ("Toy Biz"), ZIB Inc., Isaac Perlmutter T.A., Issac Perlmutter and Avi Arad (collectively, "Plaintiffs") filed a complaint against Marvel Characters, Inc. ("MCI"), Marvel Entertainment Group, Inc. ("Marvel") and Marvel Holdings Inc. ("Holdings") (collectively, "Defendants") in the United States Bankruptcy Court for the District of Delaware seeking declaratory and injunctive relief. The lawsuit challenges the validity of Marvel's actions in causing its wholly owned subsidiary, MCI, to remove and replace eight of the eleven directors of Toy Biz as of June 20, 1997, by executing a written consent on behalf of its 7,394,000 shares of Toy Biz Class B Common Stock (the "Class B Stock"). The Class B Stock represents approximately 26.6% of the issued and outstanding shares of Toy Biz common stock, and represents approximately 78% of the total voting power of Toy Biz's common stock because it carries 10 votes per share.
In their complaint, Plaintiffs allege that a "change of control" occurred within the meaning of the Stockholders Agreement between Toy Biz and its principal shareholders (which includes the Plaintiffs and Marvel), dated as of March 2, 1995 (the "Stockholders Agreement") when Holdings removed Marvel's entire board of directors, including Ronald O. Perelman.
Plaintiffs further allege that the purported change of control resulted in the immediate automatic conversion of MCI's Class B Common Stock to Class A Common Stock, which carries only one vote per share. The Company believes that MCI had the right pursuant to the express terms of the Stockholders Agreement to remove and replace the members of Toy Biz's board of directors, and that the change of control provision in the Stockholders Agreement is unenforceable as a result of the Company's chapter 11 filing. Consequently, the Defendants have filed a motion to dismiss Plaintiffs' complaint.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         For information with respect to certain changes of the Company's Board of Directors, see Exhibit 99.1 and the Company's Report on Form 8-K as filed with the Securities and Exchange Commission (the "SEC") on June 24, 1997.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

             (A)   Exhibits

                  *  3.3   Amended and Restated By-Laws of the Registrant dated
                           as of August 13,1997

                  *  10.48 Term Loan and Guarantee Agreement dated as of August
                           5, 1997 between Panini S.p.A., Marvel Entertainment Group, Inc. and The Chase Manhattan Bank, as agent.

                  *  99.1 Notice of Action by Written Consent dated June 27,
                          1997.

-------------------------------------------------------------------------------

                  * Filed herewith.

             (B)  Reports on Form 8-K

                  Form 8-K as filed with the SEC on June 24, 1997 reporting with respect to Item 1, Changes in Control of Registrant.

                  Form 8-K as filed with the SEC on July 14, 1997 reporting with respect to Item 5, Other Events.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MARVEL ENTERTAINMENT GROUP, INC.
                                        (Registrant)





                                    By:   /s/    August J. Liguori
                                          -------------------------------------
Dated:  August 19, 1997                   August J. Liguori
                                          Vice President, Finance
                                          Chief Accounting Officer