Form 10-Q
period 1997-09-30
MARVEL ENTERTAINMENT GROUP INC
filed 1997-11-19
CIK 874808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X No__

As of October 31, 1997, there were 101,809,657 shares of the registrant's common stock, par value $.01 per share, outstanding.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
             INDEX TO CONTENTS OF THE THIRD QUARTER 1997 FORM 10-Q



                                                                        Page

Condensed Consolidated Balance Sheets as of September 30, 1997
(unaudited) and December 31, 1996 .....................................  3

Condensed Consolidated Statements of Operations for the nine months
and three months ended September 30, 1997 and 1996 (unaudited) .......   4

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 1997 and 1996 (unaudited)   ......................   5

Notes to Condensed Consolidated Financial Statements .................   6

Management's Discussion and Analysis of Financial Condition
and Results of Operations ............................................  21

Other Information ....................................................  32

Signatures ...........................................................  33

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                             September 30,     December 31,
                                                1997               1996
                                            ---------------     -------------
ASSETS
Current assets:
   Cash......................................   $ 15.7            $ 25.1
   Accounts receivable, net..................     91.4             229.1
   Inventories, net..........................     49.2              78.1
   Deferred income taxes.....................       --               6.2
   Income tax receivable.....................     10.9              11.8
   Prepaid expenses and other................     45.3              49.2
                                                -------           -------
      Total current assets...................    212.5             399.5

Property, plant and equipment, net...........     57.6              79.5
Goodwill and other intangibles, net..........    286.2             317.6
Deferred charges and other...................     65.7              47.4
                                                -------           -------

      Total  Assets..........................   $622.0            $844.0
                                                =======           =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable..........................   $ 66.3            $ 98.5
   Accrued expenses and other................    132.2             174.7
   Short term borrowings.....................    132.4              47.3
   Panini long-term debt.....................    118.8              10.6
   Liabilities subject to settlement
     under reorganization ...................     28.7              29.7
                                                -------           -------

     Total current liabilities...............    478.4             360.8

Long-term debt...............................     14.5             145.0
Other long-term liabilities..................     12.3              20.4
Liabilities subject to settlement
   under reorganization .....................    473.5             473.5
                                                -------           -------

     Total Liabilities.......................    978.7             999.7

Minority interest in Toy Biz.................       --             100.6
                                                -------           -------

Stockholders' deficit:
   Common Stock..............................      1.0               1.0
   Additional paid-in capital................     93.1              93.1
   Accumulated deficit ......................   (450.6)           (350.3)
   Cumulative translation adjustment ........     (0.2)             (0.1)
                                                -------           -------

     Total Stockholders' Deficit.............   (356.7)           (256.3)
                                                -------           -------

     Total Liabilities and Stockholders'
      Deficit ...............................   $622.0            $844.0
                                                =======           =======


The results of operations of Toy Biz for the three months ended September 30, 1997 are not included in the Company's Statement of Operations. The Condensed Consolidated Balance Sheet, as of September 30, 1997, reflects Marvel's interest in Toy Biz in accordance with the equity method of accounting. See
Note 1 of Notes to Condensed Consolidated Financial Statements.

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


                                                                                     For the                      For the
                                                                                 Three Months Ended           Nine Months Ended
                                                                                    September 30,               September 30,
                                                                                ------------------------  --------------------------
                                                                                  1997          1996          1997          1996
                                                                                ----------  ------------  ------------  ------------

Net revenues................................................................    $ 91.9      $  209.4       $ 378.2      $ 581.2

Cost of sales...............................................................      73.9         143.1         274.8        372.4

Selling, general & administrative expenses..................................      29.0          60.5         129.0        168.1

Depreciation and amortization...............................................       2.0           6.3          14.5         15.6

Amortization of goodwill, intangibles and deferred charges..................       4.1           5.8          12.5         16.8

Interest expense, net (contractual interest for the three and nine months
  ended September 30, 1997 was $21.6 and $54.1 respectively)................       8.4          15.2          37.2         42.7

Loss on sale of portion of confectionery business...........................       4.7            --           4.7           --

Foreign exchange loss/(gain), net...........................................       0.2           0.6          (1.3)         2.1

Gain on sale of Toy Biz common stock........................................        --          22.0            --         22.0

Equity in net (loss) income of unconsolidated subsidiaries and other, net...       0.1          (0.8)         (5.1)        (0.6)
                                                                                -------       -------       -------      -------

Loss before reorganization items, benefit for income taxes,
  and minority interest.....................................................     (30.3)         (0.9)        (98.3)       (15.1)

Reorganization items........................................................       2.3            --           8.3           --
                                                                                -------       -------       -------      -------

Loss before benefit for income taxes and
  minority interest.........................................................     (32.6)         (0.9)       (106.6)       (15.1)

Provision (benefit) for income taxes........................................      (2.0)          3.0          (2.8)        (0.7)
                                                                                -------       -------       -------      -------

Loss before minority interest...............................................     (30.6)         (3.9)       (103.8)       (14.4)

Minority interest in (loss) earnings of Toy Biz.............................        --           8.6          (3.5)        13.5
                                                                                -------       -------       -------      -------

Net loss....................................................................    $(30.6)       $(12.5)      $(100.3)      $(27.9)
                                                                                ========      =======      ========      =======

Loss per share..............................................................    $ (.30)       $ (.12)       $ (.99)       $(.27)
                                                                                ========      =======      ========      =======

Common shares outstanding (in millions).....................................     101.8         101.8         101.8        101.8
                                                                                ========      =======      ========      =======

The results of operations of Toy Biz for the three months ended September 30, 1997 are not included in the Company's Statement of Operations. See Note 1 of Notes to Condensed Consolidated Financial Statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                                For the
                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                       ------------------------------
                                                                                           1997             1996
                                                                                       ------------     ------------
   Cash flows from operating activities:
   Net loss.....................................................................          $ (100.3)       $ (27.9)
                                                                                          ---------       --------
    Adjustments to reconcile net loss to net cash used
      in operating activities:

      Depreciation and amortization ............................................              27.0           32.8
      Provision for deferred income taxes ......................................                --            8.5
      Undistributed loss of unconsolidated entities (primarily restaurants).....               5.1            0.6
      Gain from sale of Toy Biz common stock....................................                --          (22.0)
      Minority interest in earnings of Toy Biz..................................              (3.5)          13.5
      Loss on sale of portion of confectionery business.........................                4.7            --
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable, net.........................              52.2          (20.7)
        Decrease (increase) in inventories......................................              (2.6)         (15.8)
        Decrease (increase) in other assets.....................................              (5.9)           1.2
        Decrease in accounts payable ...........................................             (11.3)         (18.9)
        Decrease in accrued expenses and other..................................             (33.0)         (27.4)
                                                                                          ---------       --------
   Total adjustments............................................................              32.7          (48.2)
                                                                                          ---------       --------

        Net cash used in operating activities...................................             (67.6)         (76.1)
                                                                                          ---------       --------

   Cash flows from investing activities:
     Capital expenditures (including product development and package
       design costs)............................................................             (16.3)         (33.0)
     Net proceeds from sale of investment in Toy Biz............................                --           35.7
     Net proceeds from sale of a portion of confectionery business..............               3.0             --
     Other acquisition, net of cash and cash equivalents acquired...............              (3.9)            --
     Other investing activities.................................................              (6.2)          (1.9)
                                                                                          ---------       --------

        Net cash used in investing activities...................................             (23.4)           0.8
                                                                                          ---------       --------

   Cash flows from financing activities:
     Net (repayments) borrowings under Credit Agreements........................              (5.1)          26.7
     Net borrowings under Toy Biz credit facility...............................              12.0             --
     Borrowings related to Adespan adhesives facility...........................                --            6.3
     Net borrowings under DIP Loan..............................................              81.2             --
     Net (repayments) borrowings under other debt...............................              (0.3)          15.5
     Net proceeds to Toy Biz from common stock offerings........................                --            9.7
     Proceeds from exercise of stock options....................................                --            0.5
     Debt issuance costs........................................................                --           (1.4)
     Other financing activities.................................................               0.1           (1.0)
                                                                                          ---------       --------

        Net cash provided by financing activities...............................              87.9           56.3
                                                                                          ---------       --------

   Effect of exchange rate changes on cash .....................................              (1.7)           1.3
                                                                                          ---------       --------

   Cash balance of formerly consolidated subsidiary accounted
     for on the equity method...................................................              (4.6)            --
                                                                                          ---------       --------

   Net increase (decrease) in cash .............................................              (9.4)         (17.7)

   Cash, at beginning of period.................................................              25.1           53.6
                                                                                          ---------       --------
   Cash, at end of period.......................................................            $ 15.7         $ 35.9
                                                                                          =========       ========

   Supplemental disclosures of cash flow information:
        Interest paid during the period.........................................            $ 37.3         $ 45.9
        Income taxes paid, net of refunds, during the period....................            $  0.8         $ (2.4)

The results of operations of Toy Biz for the three months ended September 30, 1997 are not included in the Company's Statement of Operation. See Note 1 of Notes to Condensed Consolidated Financial Statements.

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

         The Company's controlling interest in Toy Biz Inc. ("Toy Biz") is the subject of a dispute as more fully discussed in Part II, Item 1 - Legal Proceedings. Additionally, on October 7, 1997, Toy Biz announced an unsolicited merger proposal for Marvel (see Note 6). Due to the ongoing litigation and the unsolicited merger proposal, Toy Biz has ceased reporting its financial results to Marvel. As a result, the Company has deconsolidated Toy Biz for financial reporting purposes. The Condensed Consolidated Balance Sheet, as of September 30, 1997, reflects Marvel's interest in Toy Biz in accordance with the equity method of accounting. From March 1995 through June 30, 1997, the Company consolidated the results of operations and financial position of Toy Biz in its financial statements. The results of operations of Toy Biz for the three months ended September 30, 1997 are not included in the Company's Statement of Operations.

         Subsequent to Marvel's Chapter 11 filing on December 27, 1996 (see
Note 2), several plans of reorganization, and a proposed global settlement agreement, have been filed with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Certain of these plans of reorganization and the proposed settlement contemplated the disposition of certain subsidiaries of the Company. No such plan of reorganization has been approved at this time. The sale of certain of the Company's subsidiaries could require significant write down of assets, primarily goodwill. If a plan of reorganization is confirmed, the consolidated results of operations and financial condition of the Company may be materially affected.

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

         On December 27, 1996, Marvel along with eight of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"), SkyBox International, Inc. ("SkyBox"), Marvel Characters, Inc., Heroes World Distribution, Inc. ("Heroes

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



World"), The Asher Candy Company, Malibu Comics Entertainment, Inc. ("Malibu"), Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (along with Marvel, the "Debtor Companies") commenced cases (the "Marvel Cases") under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") by filing voluntary petitions for relief in the Bankruptcy Court. Panini S.p.A. ("Panini"), Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the joint venture developing the Marvel Mania restaurants) and Toy Biz, all of which are active, as well as certain other subsidiaries did not file petitions under the Bankruptcy Code.

          On December 27, 1996, Marvel filed a Plan of Reorganization (as amended, the "Initial Plan") which contemplated that pursuant to the Stock Purchase Agreement dated December 26, 1996, between Andrews Group Incorporated ("Andrews") and Marvel, Andrews, or an affiliate thereof, would acquire from Marvel a number of shares of common stock (or its equivalent) that would represent 80.1% of the shares of reorganized Marvel after giving effect to such acquisition, in consideration for $365 in cash or, at the option of Andrews, shares of class A common stock, par value $.01 per share of Toy Biz (the "Class A common stock") or a combination of the foregoing (the "Andrews Investment"). The Initial Plan contemplated that in connection with the Andrews Investment, the Company would acquire the Class A common stock not owned by Marvel, Andrews or their affiliates pursuant to a Merger Agreement between Andrews and Toy Biz and a Stock Purchase Agreement with the two other principal stockholders of Toy Biz. The Initial Plan also contemplated a new $160 credit facility for Toy Biz to be used for working capital purposes of the Company, including Toy Biz, and to fund the Company's strategic initiatives. As of September 30, 1997, the Company owned 7,394,000 shares of class B common stock of Toy Biz (the "Class B common stock"), representing 26.6% of the equity of Toy Biz, and 78.4% of the voting power relating to Toy Biz. The Initial Plan has since been withdrawn as described below.

         As part of the first day orders in the Marvel Cases, the Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100 debtor-in-possession financing facility (the "DIP Loan"), which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank (the "DIP Lenders"). As of September 30, 1997, the current outstanding debt under this facility was $91.2. The DIP Loan matured on June 30, 1997 and no repayment has occurred except for $3.0, the cash proceeds resulting from the sale of a portion of the Company's confectionery business in August 1997.

         On December 27, 1996, the Holding Companies filed voluntary petitions for relief under the Bankruptcy Code with the Bankruptcy Court. The Chapter 11 cases commenced by the Holding Companies have not been procedurally consolidated and are not jointly administered with the Marvel Cases (the "Holding Cases").

         On January 9, 1997, the United States Trustee appointed an Official Bondholders Committee (the "Bondholders Committee") to represent the interests of all holders (collectively the "Noteholders") of the Holdings Notes, the Parent Notes and the Marvel III Notes (collectively, the "Notes"). The Bondholders Committee is currently composed of: High River Limited Partnership ("High River"), Westgate International, L.P. ("Westgate"), Schultz Investments, WHERCO, Inc., M3, LLC and United Equities Commodities Company.

         The commencement of the Holding Cases was an event of default under each of the Holdings Indenture, the Parent Indenture, and the Marvel III Indenture (collectively, the "Indentures"). After its formation on January 13, 1997, the Bondholders Committee filed a motion (the "Lift Stay Motion") with the Bankruptcy Court seeking an order lifting the automatic stay in the Holding Cases and, thus, permitting the trustee under the Indentures (the "Trustee") to vote and to foreclose upon shares of stock pledged to secure repayment of the Notes, including (i) 100% of the Holdings Stock, (ii) 100% of the Parent Stock and (iii) approximately 78.8% of the Marvel common stock (collectively, the "Pledged Stock"). On January 13, 1997 The Bank of New York, then trustee under the Indentures, joined in the Lift Stay Motion, and on January 30, 1997, LaSalle National Bank (after its appointment as successor trustee) also joined the Lift Stay Motion. On February 26, 1997, the Bankruptcy Court entered an order granting the Lift Stay Motion and permitting the Bondholders Committee and the Trustee, on behalf of the

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



Noteholders, to vote and to foreclose upon the Pledged Stock (the "Lift Stay Order"). On February 27, 1997, the Company and the Holding Companies filed a notice of appeal with respect to such order.

         On February 12, 1997, the United States Trustee appointed a committee of equity security holders of the Debtor Companies under section 1102(a)(1) of the Bankruptcy Code (the "Equity Committee"). The Equity Committee is currently comprised of: Barclay's Global Investors, Marty Solomon, Peter E. Kelly, Jr., Gladys V. Veidemanis and Ronald Cantor.

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

         On March 19, 1997, the Bondholders Committee notified the Company that on March 25, 1997 it would cause the Trustee to vote the Pledged Stock to replace the Board of Directors of Marvel. On March 24, 1997, at the request of Marvel and its pre-petition bank lenders (the "Bank Lenders"), the Bankruptcy Court issued a restraining order (the "Stay Order") enjoining the Bondholders Committee and the Trustee from voting the Pledged Stock or otherwise replacing the Board of Directors of Marvel without first seeking and obtaining relief from the automatic stay imposed under the Bankruptcy Code in the Marvel Cases. The Stay Order, however, did not prevent the holders of Parent Notes from exercising voting power over Holdings Stock for the purpose of removing and replacing the Board of Directors of Holdings.

         On April 24, 1997, the Trustee, at the direction of the holder of a majority of the Parent Notes, removed the members of the Board of Directors of Holdings and appointed Carl C. Icahn, Vincent J. Intrieri and Robert J. Mitchell to the Holdings Board. As a result, Marvel is no longer consolidated for federal income tax purposes with Mafco Holdings, Inc. ("Mafco"). As a result of such tax deconsolidation, the Company will retain an allocated portion, if any, of net operating loss carryforwards ("NOLs") of the Mafco affiliated group. Such allocation is not yet determinable. Such NOLs will be limited under federal income tax laws since a change of control (as defined in the Internal Revenue Code of 1986, as amended) of the Company has occurred. Further limitation could result if a plan of reorganization is consummated.

         Between March 24, 1997 and June 20, 1997 Marvel and the Bank Lenders requested action by the Bankruptcy Court and the United States District Court for the District of Delaware (the "District Court") seeking, among other things, to prevent the Noteholders and Holdings from exercising voting authority with respect to the shares of Marvel common stock owned by Holdings for the purpose of removing the existing Board of Marvel and replacing it with the New Board (as defined below). At the same time, the Bondholders Committee and Trustee also requested action by the Bankruptcy Court and the District Court seeking to permit the Noteholders and/or Holdings to exercise voting authority over such shares for such purpose. Such litigation culminated in the issuance of an order by the District Court vacating the Bankruptcy Court's Stay Order effective as of 5:00 p.m. (New York time) on June 20, 1997. The effect of such order was to permit Holdings, as majority stockholder of Marvel, to vote such stock to remove the existing Board of Marvel and replace it with a new board of directors (the "New Board") which was comprised of the following directors: Carl C. Icahn, Harold First, Charles K. MacDonald, Glen Adams, J. Winston Fowlkes, III, Robert J. Mitchell, Jouko T. Tamminen, Vincent J. Intrieri, and Michael J. Koblitz. Jouko T. Tamminen resigned from the Board of Directors effective August 3, 1997. Additionally, the New Board by written consent amended and modified Marvel's By-laws to provide that Marvel's Board of Directors shall be composed of nine persons or such other number of persons as may thereafter be fixed by Marvel's Board of Directors. As a result of the replacement of the existing board with the New Board, Toy Biz has taken the position that a change in control occurred under the Stockholders Agreement and that the Company's shares of Toy Biz Class B common stock automatically converted to Class A common stock,

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


reducing the Company's voting control of Toy Biz from 78.4% to 26.6%. The Company disputes Toy Biz's position and maintains that it continues to own Class B common stock of Toy Biz. The Company is currently in litigation with Toy Biz with respect to this issue.

         On July 10, 1997 it was announced that Marvel, High River, Westgate, Toy Biz, Isaac Permutter, Avi Arad and The Chase Manhattan Bank had reached an agreement in principle on certain key economic terms relating to the Marvel Cases and the Holding Cases. The agreement in principle provided that, pursuant to a plan of reorganization (the "July Plan") to be proposed by the Company, the Holding Companies, Toy Biz, High River and Westgate, Marvel and Toy Biz would be combined (the "Toy Biz Merger") in a transaction in which the stockholders of Toy Biz (other than the Company) would have received, in exchange for their Toy Biz shares, 49% of the outstanding shares of common stock of the Company, as reorganized ("Reorganized Marvel").

         Additionally, pursuant to the July Plan, the currently outstanding shares of Marvel common stock would have been canceled and Marvel's equity holders (including the Noteholders) would have been offered rights (the "Rights Offering") to purchase on a pro rata basis: (1) new shares equal to 51% of outstanding common stock of Reorganized Marvel for an aggregate price of $170.0 and (2) $225.0 of new debt securities of Reorganized Marvel. High River and Westgate would have appointed a majority of the board of directors of Reorganized Marvel. The proceeds of the rights offering would have been used to retire all of the bank claims acquired by High River and Westgate as described below.

         The agreement in principle further contemplated that High River and Westgate would have purchased all of the pre-petition and post-petition claims and liens of the secured lenders of the Company of approximately $700.8 at June 30, 1997, except for $120.0 of indebtedness of Panini and $80.0 to $95.0 of indebtedness of the Company's Fleer/SkyBox businesses (which indebtedness would have no longer been indebtedness of the Company), in exchange for: (a) $395.0 in cash; and (b) five year warrants issued by the Company to acquire ten percent (10%) of Reorganized Marvel, which warrants would have an exercise price based upon a net equity value of $525.0 with no more than $225.0 in term indebtedness for borrowed money (exclusive of indebtedness for working capital). Under this arrangement, Fleer/SkyBox and Panini would have been auctioned for sale for the benefit of the Company's secured lenders. Pending such auction, Fleer/SkyBox and Panini would have been operated for the account of such secured lenders and all expenses of such operation would have been the responsibility of the Company's secured lenders. The secured lenders would have received 100% of the common stock of Panini and Fleer/SkyBox at the earlier of
(i) such time as they had requested it in writing, or (ii) the consummation of a plan of reorganization for the Company and the Holding Companies. The Company would have received a $200.0 to $215.0 credit against indebtedness held by the Company's secured lenders (in exchange for net assets including goodwill and other intangibles of approximately $268.7 at June 30, 1997 transferred to the secured lenders) at such time as an order of the Bankruptcy Court in form and substance reasonably acceptable to High River, Westgate, and the secured lenders, approving the acquisition and settlements of the secured lender claims (other than the specified claims against Panini and Fleer/SkyBox) became a final order.

         Consummation of the agreement in principle was subject to: (1) negotiation and execution of definitive documentation regarding the agreement;
(2) approvals of the Boards of Directors of Marvel and Toy Biz; (3) approval by holders of at least 67% in amount and 51% in number of the secured lender claims (other than the secured lender claims against Panini); and (4) approval of the Bankruptcy Court. The parties, however, could not reach agreements on definitive documentation.

         On September 29, 1997, it was announced that Marvel reached an agreement with its primary lenders, led by Chase Manhattan Corp., that would allow it to emerge from bankruptcy protection. High River and Westgate had agreed to purchase pre- and post-petition bank claims from lenders in exchange for $385.0 in cash and the transfer by Marvel of the common stock of Panini. High River and Westgate funded an escrow account in the amount of $385.0 in order to consummate the agreement. The agreement however, was subject to approvals from at least 67% in principal amount and a majority in number of members of the bank syndicate, as well as the Bankruptcy Court. On October 8, 1997, The Chase Manhattan Bank advised Marvel that although a majority number of the bank lenders

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


approved the agreement, less than the required 67% in principal amount of the bank debt had approved the agreement and the $385.0 deposit was returned to High River and Westgate.

         On October 22, 1997, the United States Trustee appointed a committee of unsecured creditors of the Debtor Companies. Such committee is currently comprised of: James E. Ladd, Jr., Stanford Folding Cartons, Inc., Frank J. O'Connell, Scott M. Rosenberg and Snyder Ventures, Inc.

         Marvel intends to renew its efforts to seek debtor-in-possession financing from High River and Westgate, the repayment of which would be secured by liens on the Company's assets senior to the liens of the Bank Lenders, which have objected to such a financing. The Company believes that without new financing, Marvel may not be able to avoid a piece-meal liquidation. Marvel will also vigorously defend against the banks' announced efforts to appoint a Chapter 11 trustee in the 10-month old bankruptcy case. Marvel believes that the appointment of any trustee at this time would be extremely detrimental to an already very unstable situation.

         A significant part of the Company's value is tied to its universe of characters. The Company has been in bankruptcy since December 27, 1996 and as such it has incurred significant cash/operating losses. The Company believes that while in bankruptcy, it is significantly inhibited from the exploitation of its character base. Therefore, if it continues in bankruptcy, the Company is unsure as to the potential of a long-term negative effect of such proceedings on the value of its character base. The Company's ability to continue to operate in this state, having incurred approximately $106.8 in additional indebtedness since its petition date, raises serious doubt concerning the value of its assets to creditors, lenders and shareholders, and its ability to rejuvenate itself through the successful exploitation of its character base. The Company believes that a plan of reorganization promulgated by the Company, if executed in the near term, will preserve the value of its character base and thereby contribute to the long-term viability of the Company. There can be no assurance that a plan of reorganization will be submitted or confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors, lenders or equity security holders may seek other alternatives for the Company.

         In addition to working on developing a plan of reorganization, the Company has begun to evaluate various alternatives to protect its long term interests. Such alternatives may include: (i) attempting to revoke or reject through its Chapter 11 proceedings the royalty free license to Toy Biz; or (ii) exercising all its rights under the license agreement with Toy Biz (see Note
7). Additionally, Marvel may be forced to restructure certain movie contracts which have a negative effect to Marvel, in that Marvel must pay a portion of all toy revenues to the movie developers, even though Marvel receives no cash benefit from toy revenues due to the fact that all these revenues accrue to Toy Biz. Marvel's inability to restructure such contracts could have a material adverse effect on its financial condition and results of operations. Marvel is continuing to focus its efforts on developing animation and theatrical releases.

         The Company has entered into a number of animation and movie contracts for various highly recognizable characters of its universe. The Company believes that such contracts accrue significant benefit to Toy Biz . This benefit is derived from Marvel's grant of a royalty free license to Toy Biz for the use of all its characters in the sale of toys and other toy related product offerings. Given the Company's financial condition, the Company can no longer expend funds for animation and/or movies from which Toy Biz receives more direct benefit than Marvel.

         Based on the operating results of Fleer/Skybox and Panini, the status of the bankruptcy proceedings and the auction process, the Company continues to evaluate whether an impairment if goodwill and other intangibles has taken place. As of September 30, 1997, the Company's carrying value of goodwill for its trading cards and stickers business was approximately $104.3 and $100.6, respectively. The sale of the Company or parts thereof may necessitate a material write down of assets, including goodwill associated with the Company's businesses.

         On June 30, 1997, the DIP Loan matured and no repayment has occurred, except for $3.0, the cash proceeds resulting from the sale of a portion of the Company's confectionery business. The DIP Lenders have agreed to forbear

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


from taking any actions. Such forbearance is continuing on a daily basis while the Company negotiates replacement debtor-in-possession financing. With a full reservation of all rights, the DIP Lenders and the pre-petition secured lenders have agreed not to object to the Debtor's continued use of the cash collateral through December 31, 1997 on the same terms and conditions and with the same protections as set forth in the current financing and cash collateral order approved by the Bankruptcy Court. The Company is seeking additional debtor-in-possession financing from High River and Westgate. The DIP Lenders and the Bank Lenders have objected to such additional debtor-in-possession financing based on the expected subordination of the DIP Lenders and the Bank Lenders to new lenders for the debtor-in-possession financing.

         On October 30, 1997, the Debtor Companies filed a multi-count complaint in the U.S. District Court in Delaware against Ronald Perelman, The Chase Manhattan Bank and certain other Bank Lenders, and Avi Arad and Isaac Perlmutter, Toy Biz's principal shareholders, and Toy Biz (see Note 7).

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

         As part of the Chapter 11 process, the Debtor Companies have received a significant number of proofs of claims. The Company is currently in the process of reviewing these claims and believe that a majority of these claims are without merit and/or are highly disputed. Although the Company believes that reserves as of September 30, 1997 are adequate to cover the ultimate liability under these claims, there can be no assurances that these claims will not be settled for amounts in excess of these reserves.

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



                                                September 30,      December 31,
                                                    1997               1996
                                               -------------       ------------

Total accrued expenses ....................        $   13.7           $   14.7
Chase Revolving Line of Credit ............            15.0               15.0
                                                   ----------         ---------
Total current liabilities .................        $   28.7           $   29.7
                                                   ==========         =========
Debt:
 U. S. Term Loan Agreement ................        $  350.0           $  350.0
 Amended and Restated Credit Agreement ....           120.0              120.0
 Chase Revolving Line of Credit ...........            15.0               15.0
                                                   ----------         ---------
 Total debt ...............................           485.0              485.0
Less current maturities ...................           (15.0)             (15.0)
Other long-term liabilities ...............             3.5                3.5
                                                   ----------         ---------
Total long-term liabilities ...............        $  473.5           $  473.5
                                                   ==========         =========

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

3.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The Condensed Consolidated Balance Sheet as of September 30, 1997 reflects Toy Biz in accordance with the equity method of accounting (see Note 1).


ACCOUNTS RECEIVABLE, NET:

                                               September 30,      December 31,
                                                   1997                1996
                                               --------------   ---------------
     Accounts receivable ...................   $  120.3             $  275.3
     Less:  Allowances .....................      (28.9)               (46.2)
                                               --------             --------
                                               $   91.4             $  229.1
                                               ========             ========
INVENTORIES, NET:
     Finished goods ........................   $   30.2             $   69.4
     Work in process .......................       14.4                 16.3
     Raw materials .........................       13.8                 22.0
     Less: Reserve for obsolescence ........       (9.2)               (29.6)
                                               --------             --------
                                               $   49.2             $   78.1
                                               ========             ========

GOODWILL AND OTHER INTANGIBLES, NET:
     Goodwill and other intangibles ........   $  352.4             $  374.3
     Less:  Accumulated amortization .......      (66.2)               (56.7)
                                               --------             --------
                                               $  286.2             $  317.6
                                               ========             ========
ACCRUED EXPENSES AND OTHER:
     Royalties and incentives ..............   $   28.6             $   23.0
     Reserve for returns ...................       41.3                 51.2
     Income taxes payable ..................       12.3                 10.9
     Other .................................       63.7                104.3
     Less amounts reclassified to
      liabilities subject to settlement
      under reorganization (see Note 2) ....      (13.7)               (14.7)
                                               --------             --------
                                               $  132.2             $  174.7
                                               ========             ========

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


4.    AMOUNTS PAYABLE TO BANKS

Short term borrowings consists of the following:

                                              September 30,      December 31,
                                                  1997               1996
                                             ---------------     --------------
Panini credit arrangements .................     $   41.2          $   37.3
DIP Loan ...................................         91.2              10.0
                                                 ---------         ---------
                                                 $  132.4          $   47.3
                                                 =========         =========

Debt consists of the following:


                                              September 30,      December 31,
                                                  1997               1996
                                             ---------------     --------------

     U.S. Term Loan Agreement ..............     $  350.0          $  350.0
     Amended and Restated Credit Agreement..        120.0             120.0
     Chase Revolving Line of Credit  .......         15.0              15.0
     Panini Term Loan Agreement ............        118.8             139.3
     Other long term debt ..................         14.5              16.3
                                                 ---------         ---------
     Subtotal ..............................        618.3             640.6
     Less amount reclassified * ............       (485.0)           (485.0)
     Less current maturities ** ............       (118.8)            (10.6)
                                                 ---------         ---------
                                                 $   14.5          $  145.0
                                                 =========         =========

* Amounts as of September 30, 1997 have been reclassified to "Liabilities subject to settlement under reorganization" in accordance with bankruptcy reporting prescribed by Statement 90-7. See Note 2.

** Amount as of September 30, 1997 has been reclassified to "Current Liabilities" as a result of an event of default by Panini. See below.

        On December 20, 1996, the banks and financial institutions that were parties to the U.S. Term Loan Agreement (as defined below), the Amended and Restated Credit Agreement (as defined below), the Chase Revolving Line of Credit (as defined below ) and the Panini Term Loan Agreement (as defined below), (collectively, the "Credit Agreements") entered into a Standstill Agreement and Amendment (the "Standstill Agreement") which granted the Company the right to maintain any outstanding loans under the Credit Agreements as either Eurodollar or Eurocurrency Loans during the Standstill Period (as defined below). The Standstill Agreement also provided that the commitments under the Credit Agreements would not automatically terminate or be accelerated upon the commencement of the reorganization cases but rather would be suspended and reinstated upon confirmation of the Initial Plan. Unless a payment default was continuing or certain other termination events were triggered, each lender under the Credit Agreements agreed not to exercise any remedies against any subsidiary of Marvel which is not one of the Debtor Companies during the Standstill Period. Each lender under the Credit Agreements agreed not to transfer its claim to any entity that does not agree to be bound by the Standstill Agreement or support the Initial

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Plan. Pursuant to the Standstill Agreement, the lenders under the Credit Agreements permitted the loans outstanding thereunder to be outstanding as Eurodollar Loans (or the equivalent) during the Standstill Period provided that, in the event that the interest period for any such Eurodollar Loans is longer than one month, such interest period would have a scheduled expiration on or prior to June 30, 1997. The Standstill Period commenced on December 27, 1996 and ended on June 30, 1997. As a result of the lapse of the Standstill Period (as defined in the Standstill Agreement), all principal and interest incurred under the Company's Credit Agreements is now due and owing. The Company currently operates its business using cash collateral as authorized by the pre-petition banks from time to time. However, there can be no assurances that such authorization will continue in the future.

         On June 5, 1997, the Bankruptcy court approved an order suspending the adequate protection payments being made by the Company to the Bank Lenders. As a result, the Company has ceased interest payments on the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Chase Revolving Line of Credit. The amount of suspended adequate protection payments as of September 30, 1997 was $16.8 and is not included in the liabilities of the Company.

         In July 1997, Panini, a subsidiary of the Company that has not filed for protection under Chapter 11 and, therefore, is not one of the Debtor Companies, suspended all payments of interest and principal under the Panini Term Loan Agreement. As of September 30, 1997, suspended payments of interest and principal for the Panini Term Loan are lire 8.1 billion (approximately $4.7 based on exchange rates at September 30, 1997). This action constitutes an event of default under the Panini Term Loan Agreement, and, consequently, the Company has reclassified the Panini Term Loan to current liabilities. On August 11, 1997, Panini entered into an agreement with The Chase Manhattan Bank for a loan of lire 27 billion (approximately $15.4 based on exchange rates at September 30, 1997) to provide short term liquidity. On August 5, 1997, the Company received approval from the Bankruptcy Court to guarantee this loan. This guarantee is secured by liens junior to all liens of the Bank Lenders and the DIP Lenders. This loan is subject to a number of financial and other covenants and conditions of borrowing. As of September 30, 1997, the credit line was fully used. The loan expired on October 31, 1997, and by stipulation, the maturity date was extended to March 31, 1998.

         On January 24, 1997, the Bankruptcy Court approved an order (the "DIP Order") approving the DIP Loan. The Debtor Companies also received approval from the Bankruptcy Court to pay, on time and in full, interest on the pre-petition debt of the Debtor Companies calculated at the applicable non-default rate or rates provided for pursuant to the Credit Agreements.

         On June 30, 1997, the DIP Loan matured and no repayment has occurred, except for $3.0, the cash proceeds resulting from the sale of a portion of the Company's confectionery business. The DIP Lenders have agreed to forbear from taking any actions. Such forbearance is continuing on a daily basis while the Company negotiates replacement debtor-in-possession financing. With a full reservation of all rights, the DIP Lenders and the pre-petition secured lenders have agreed not to object to the Debtor's continued use of the cash collateral through December 31, 1997 on the same terms and conditions and with the same protections as set forth in the current financing and cash collateral order approved by the Bankruptcy Court. The Company is seeking additional debtor-in-possession financing from High River and Westgate. The DIP Lenders and the Bank lenders have objected to such additional debtor-in-possession based on the expected subordination of the DIP Lenders and the Bank Lenders to new lenders for the debtor-in-possession financing.

         The liens securing the DIP Loan take first position (prime) over the liens securing the Credit Agreements and are secured by a lien on the Company's 26.6% equity interest in Toy Biz. Borrowings under the DIP Loan bear interest at a rate per annum equal to the one month Eurodollar Rate (as defined in the DIP Loan) rounded upwards to the next 1/16 of 1%, or Alternate Base Rate (as defined in the DIP Loan) plus the Applicable Margin (as defined in the DIP
Loan) of 2-1/2% with respect to Eurodollar Loans and 1-1/2% with respect with Alternate Base Rate loans. Interest on Alternate Base Rate Loans is payable monthly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period. Pursuant to the terms of the DIP Loan, the outstanding balances

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



under the current DIP Loan after June 30, 1997 bear interest at the penalty rate of Alternate Base Rate plus a margin of 3-1/2%, which, at September 30, 1997 was approximately 12%.

         The DIP Loan includes various restrictive covenants prohibiting the Company from, among other things, incurring additional indebtedness (with certain limited exceptions), making investments, including for the Company's strategic initiatives (with certain limited exceptions), and making dividend, redemption and certain other payments on its capital stock. The DIP Loan also contains certain financial covenants and events of default customary for debtor-in-possession financing as well as a change of control covenant and an event of default if the royalty free license from Marvel to Toy Biz is rejected in the Marvel Cases.

         Under separate credit arrangements for short-term borrowings arranged with various European financial institutions, Panini may borrow up to lire 45.2 billion as of September 30, 1997 (approximately $25.8 based on exchange rates at September 30, 1997) on such terms as Panini and the banks may mutually agree upon. These arrangements generally do not have termination dates but are reviewed periodically for renewal. At September 30, 1997, the credit lines were fully used. The weighted average interest rate on short-term borrowings as of September 30, 1997 was 6.6%.

         In April 1995, the Company entered into a $350.0 term loan agreement (as amended) with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "U.S. Term Loan Agreement"). Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Eurodollar Rate Loans will, at the option of the Company, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 3% and (b) with respect to Alternate Base Rate loans, 2%. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period. If adequate protection payments were not suspended, ABR borrowings would have a rate of 10.5% as of September 30, 1997.

         On August 30, 1994 the Company entered into a $120.0 revolving loan agreement with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "Amended and Restated Credit Agreement"). Loans under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement), or the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Eurodollar Rate Loans will, at the option of the Company, have interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurodollar Rate loans, 3% and (b) with respect to Alternate Base Rate loans, 2%. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period. If adequate protection payments were not suspended, ABR borrowings would have a rate of 10.5% as of September 30, 1997.

         During March 1996, the Company entered into a $25.0 revolving line of credit (as amended) with Chase Manhattan Bank (the "Chase Revolving Line of Credit). Through November 20, 1996 the Company borrowed $15.0, at which time the line of credit was reduced to the amount outstanding. The Chase Revolving Line of Credit is pari passu with the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, and the Panini Term Loan Agreement. The Chase Revolving Line of Credit bears interest at a rate per annum equal to the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement), plus 3%, or the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2%. Interest on Alternate Base Rate Loans is payable quarterly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

the end of the interest period. If adequate protection payments were not suspended, ABR borrowings would have a rate of 10.5% as of September 30, 1997.

         On August 30, 1994, the Company, Marvel Italia Srl (now Panini S.p.A.) and Instituto Bancario San Paolo Di Torino S.p.A. (the "Lender"), entered into a term loan and guarantee agreement (the "Panini Term Loan Agreement") providing for a term loan credit facility of Italian Lire 244.5 billion (approximately $154.0 based on exchange rates in effect on the date of acquisition) (the "Panini Term Loan Facility").

         The Panini Term Loan Facility bears interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Panini Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Panini Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans 3% and (b) with respect to Negotiated Rate Loans, 2%. Interest on Negotiated Rate Loans is payable quarterly in arrears and interest on Eurocurrency Rate Loans is payable at the end of the applicable interest period, except that if the interest period is six months, interest is payable ninety days after the commencement of the interest period and at the end of the interest period. Panini suspended all payments of interest and principal for the Panini Term Loan Agreement. If Panini had not ceased interest and principal payments, one month Eurocurrency borrowings would have a rate of 9.5% as of September 30, 1997.

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

         Pursuant to the terms of the Credit Agreements, the respective lenders (the "secured lenders") are secured by substantially all of the Company's domestic assets, other than the Company's investment in common stock of Toy Biz, and all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first tier foreign subsidiaries.

         The filing of petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware by the Debtor Companies is an event of default under the Credit Agreements.

5.       RESTRUCTURING OF OPERATIONS

         In the fourth quarter of 1995, the Company recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, the Company terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $9.6 has been paid as of September 30, 1997. Additionally, approximately $6.7 of the restructuring charges relates to facility closure, of which $5.7 has been paid as of September 30, 1997, and $7.6 of the restructuring charges relates to other costs, of which $7.1 has been paid as of September 30, 1997. A substantial portion of the remaining amount of $2.6 as of September 30, 1997, which is included in accrued expenses and other, are "liabilities subject to settlement under reorganization".

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



         In the fourth quarter of 1996, the Company recorded restructuring charges of $15.8 related primarily to the publishing and trading card operations; the closing of the comic book distribution subsidiary and the closing or sale of a certain confections facility. As part of the restructuring, the Company has terminated approximately 200 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $6.6 of termination benefits of which $2.9 has been paid as of September 30, 1997. The remaining approximate $9.2 of the restructuring charges relates to facility closure or sale of which $1.4 has been paid as of September 30, 1997 and $6.5 was used to write-down certain fixed assets. A substantial portion of the remaining amount of $5.0 as of September 30, 1997, which is included in accrued expenses and other, are "liabilities subject to settlement under reorganization".


6.       SUBSEQUENT EVENT - TOY BIZ PLAN OF REORGANIZATION


         On October 8, 1997 Toy Biz announced an unsolicited merger proposal for Marvel. Under this proposed plan of reorganization, Marvel's secured lenders would receive a combination of cash and stock. As a part of its proposal, Toy Biz said Marvel's unsecured creditors would receive warrants entitling them to purchase stock, while Marvel stockholders would receive subscription rights giving them an early attempt at stock in the combined company. Holders of Toy Biz common stock, excluding Marvel, would receive one common share of the combined company for each share of Toy Biz. Cash payments to be made to Marvel's senior secured lenders would be funded by the issuance of preferred stock and senior notes by the merged entity. The proposal does not include Marvel's Panini sticker business, which Toy Biz proposed be sold. This latest proposal is subject to acceptance by holders of at least two-thirds of Marvel's senior secured debt and approval by the Bankruptcy Court.

7.       SUBSEQUENT EVENT - LEGAL PROCEEDINGS

         On October 30, 1997 the Debtor Companies filed a multi-count complaint in the U.S. District Court in Delaware against Ronald Perelman, The Chase Manhattan Bank and certain other Bank Lenders, and Avi Arad and Isaac Perlmutter, Toy Biz's principal shareholders, and Toy Biz, alleging responsibility for Marvel's financial collapse. Also named in the complaint is New York fund manager Mark Dickstein of Dickstein Partners L.P.. The lawsuit seeks to allow Marvel to take control of the Toy Biz Board of Directors, to strip the banks of their collateral and to otherwise subordinate the banks' claims, and to assess money damages against Perelman and others based on an alleged improper and collusive scheme. Simultaneous with the lawsuit filing, Marvel filed motions for a temporary restraining order to prevent the purported Toy Biz board from taking any further action, and separately, for removal of the Marvel Cases to the U.S. District Court in Delaware.

         The complaint alleges, among other things, that Perelman with the active cooperation of his affiliates, improperly (i) transferred Marvel's toy licensing rights to Toy Biz in 1993, (ii) over-leveraged Marvel's parent holding companies, (iii) undertook a number of ill-fated and expensive acquisitions that were detrimental to the Company, (iv) pledged the Company's assets to support previously unsecured loans, and (v) orchestrated an unwarranted and collusive series of bankruptcy filings in an effort to maintain control and economic ownership of Marvel.

         The complaint further alleges that The Chase Manhattan Bank in its capacity as agent bank for a series of bank loans, lent Perelman material assistance in undertaking a series of collusive and improper activities designed to injure Marvel's estate. Marvel asserts that, as a consequence of The Chase Manhattans Bank's improper conduct, the Court should strip the banks of their secured status and otherwise equitably subordinate the Bank Lenders' approximately $710 million in loans. The lawsuit also seeks a determination that Toy Biz' recently announced plan to merge Marvel and Toy Biz was unauthorized by Toy Biz' rightful board and, therefore, a nullity. Marvel's claim against Dickstein centers around his alleged improper interference with the recently announced settlement among Marvel and the banks.

                        MARVEL ENTERTAINMENT GROUP, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


         Marvel believes the improper conduct of the defendants makes the filing of this lawsuit critical to its continuing efforts to save the Company from liquidation. The complaint also alleges that the defendants have not only committed egregious acts against the Company, but have consistently resisted good faith and reasonable efforts to resolve disputes and put Marvel on track to emerge from bankruptcy.

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

8.        FINANCIAL STATEMENTS OF ENTITIES OPERATING UNDER CHAPTER 11

The combined condensed balance sheet as of September 30, 1997 of the Debtor Companies is as follows (See Note 2):

ASSETS
Current assets:
   Cash........................................................  $ 9.3
   Accounts receivable, net....................................   27.1
   Inventories, net............................................   21.5
   Income tax receivable.......................................   10.9
   Prepaid expenses and other..................................    3.8
                                                                 -----

      Total current assets.....................................   72.6

Property, plant and equipment, net.............................    9.1
Goodwill and other intangibles, net............................  185.6
Deferred charges and other.....................................   19.7
Investments in and advances to subsidiaries....................   52.4
                                                                ------
      Total  Assets............................................ $339.4
                                                                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................  $ 18.1
   Accrued expenses and other.................................    76.8
   DIP Loan...................................................    91.2
   Liabilities subject to settlement under reorganization.....    28.7
                                                                ------

     Total current liabilities................................   214.8

Other long-term liabilities...................................     7.8
Liabilities subject to settlement under reorganization........   473.5
                                                                ------

     Total Liabilities........................................   696.1
                                                                ------
Stockholders' deficit:
   Common Stock...............................................     1.0
   Additional paid-in capital.................................    93.1
   Accumulated deficit .......................................  (450.6)
   Cumulative translation adjustment .........................    (0.2)
                                                                ------

     Total Stockholders' Deficit..............................  (356.7)
                                                                ------
     Total Liabilities and Stockholders' Deficit..............  $339.4
                                                                ======

                        MARVEL ENTERTAINMENT GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

The combined condensed statement of operations for the nine months ended September 30, 1997 of the Debtor Companies is as follows:

Net revenues........................................................   $ 155.2

Cost of sales.......................................................     114.8

Selling, general & administrative expenses..........................      68.7

Depreciation and amortization.......................................       4.3

Amortization of goodwill, intangibles and deferred charges..........      10.0

Interest expense, net (contractual interest for the nine months
  ended September 30, 1997 was $40.6)...............................      23.7

Loss on sale of portion of confectionery business...................       4.7

Equity in net loss of unconsolidated subsidiaries and other, net....      (5.1)

Equity in net loss of non-debtor companies..........................     (15.1)
                                                                       ------

Loss before reorganization items and provision for income taxes.....     (91.2)

Reorganization items................................................       8.3
                                                                       -------

Loss before provision for income taxes..............................     (99.5)

Provision for income taxes..........................................       0.8
                                                                       ------

Net loss............................................................   $(100.3)
                                                                       ======
                                      20

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

BASIS FOR PRESENTATION

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

         Similarly, there has been a significant contraction in the sports and entertainment trading card markets. The contraction in sports trading cards is related in part to lower speculative purchases and the residual impact of the baseball, hockey and basketball labor situations in 1994 and 1995. The level of demand for entertainment trading cards is dependent on, among other factors, the commercial success and media exposure of the Marvel Characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994 and 1995, the sale of entertainment cards based on the Marvel Characters and third party licensed characters substantially offset the decline in sports trading cards. However, since 1995, the lack of a commercially successful entertainment card property (e.g. a Lion King TM) has resulted in an inability to offset the decline in sports trading cards. The Company has significant minimum royalty guarantees and advertising commitments with its licensors. As a result of the continued decline in overall trading card sales, the Company has experienced very significant losses in recent years. There can be no assurance that the Company will reach the volumes required to make the current contracts profitable or to be able to re-negotiate more favorable terms for these contracts to enable the Company to return to profitability.

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

         The Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, trade creditors and independent contractors and to continue funding its strategic initiatives. On January 24, 1997 the Bankruptcy Court approved a $100.0 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. the DIP Loan matured on June 30, 1997. The DIP Loan is subject to covenants and events of default including a change of control of Marvel (see
Note 4 of Notes to Condensed Consolidated Financial Statements).

         On June 20, 1997, the District Court vacated the Bankruptcy Court's Stay Order which permitted Marvel Holdings to vote the stock, replace the Board of Directors and take control of the Company. On July 10, 1997, the Debtor Companies, High River, Westgate, Toy Biz, Isaac Permutter, Avi Arad and The Chase Manhattan Bank announced that they reached an agreement in principle to combine Marvel and Toy Biz and auction for sale Fleer/Skybox and Panini for the benefit of the Bank Lenders (see Note 2 of Notes to Condensed Consolidated Financial Statements).

         Subsequent to Marvel's Chapter 11 filing on December 27, 1996, several plans of reorganization and a proposed global settlement agreement, have been filed with the Bankruptcy Court, none of which were approved. In addition, there have been several lawsuits filed by the parties involved (see Part II, Item 1 - Legal Proceedings), and currently, an unsolicited merger proposal has been made by Toy Biz (see Note 6 of Notes to Condensed Consolidated Financial Statements). Additionally, the Company has been unsuccessful in obtaining a new debtor-in-possession facility due to a priming issue with the DIP Lenders and Bank Lenders. As a result of the above, the Company currently does not have a plan of reorganization filed with the Bankruptcy Court.

         There can be no assurance that the a plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy. However, on June 17, 1997 the Bankruptcy Court ordered a suspension on the payment of professional fees. The Company has incurred, through September 30, 1997, approximately $13.8 million in reorganization items.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Basis For Management's Discussion And Analysis

   The Company's controlling interest in Toy Biz is the subject of a dispute as more fully discussed in Part II, Item 1 - Legal Proceedings. Additionally, Toy Biz has announced an unsolicited merger proposal for Marvel (see Note 6 of Notes to Condensed Consolidated Financial Statements). Due to the ongoing litigation and the unsolicited merger proposal, Toy Biz has ceased reporting its financial results to Marvel. As a result, the Management's Discussion and Analysis presented below compares only the Company's publishing, licensing, trading card and sticker, confectionery, and adhesive businesses. The Company has eliminated the results of Toy Biz from the analysis for the three months ended September 30, 1996. The Condensed Consolidated Statement of Operations for Toy Biz included in the Company's Condensed Consolidated Statement of Operations for the quarter ended September 30, 1996 is illustrated below.


          TOY BIZ:


                                                                 Quarter ended
                                                                 September 30,
                                                                     1996
                                                                 -------------
          Revenue..............................................     $  83.4
          Cost of Sales........................................        40.5
          Selling, general & administrative expenses ..........        20.1
          Depreciation and amortization........................         3.9
          Amortization of goodwill and intangibles ............         0.1
          Interest expense, net................................        (0.1)
          Provision (benefit) for income taxes ................         7.6
                                                                   --------
          Income before minority interest......................        11.3
          Minority interest in (loss) earnings ................         8.6
                                                                   --------
          Net (loss) income....................................     $   2.7
                                                                   ========

         The Company's net revenues were $91.9 million and $126.0 million in 1997 and 1996, respectively, a decrease of $34.1 million or 27.1%. This reflects a decrease of $29.1 million in net trading card and sticker revenues, a decrease of $4.3 million in net publishing revenues and a decrease of $0.8 million in licensing revenues, partially offset by an increase of $0.1 million in other revenues.

         The decrease in trading card net revenues was primarily due to the continuing general decline in the demand for trading cards. The general decline in the market and concerns arising out of the Company's Chapter 11 proceedings has resulted in certain mass merchandisers maintaining lower levels of inventory. Entertainment card net revenues decreased due to lower commercial success of third party licensed properties in the 1997 period as compared to the 1996 period, as well as lower sales of cards based on the Marvel Characters. In addition, trading card net revenues decreased due to non-renewal of properties licensed by third parties. The decrease in net revenues of stickers was primarily due to a general market softness for stickers in Western Europe and in part the result of lower commercial success of licensed third party entertainment products. Given the aforementioned, Panini undertook a strategic change in 1997 to lower its distribution of its sticker products, thereby improving its efficiency and lowering the risk of return.

         The decrease in the net publishing revenues was primarily due to the impact of the continuing decline in the overall comic book market. In addition, net publishing revenues have decreased due to the discontinuation of unprofitable children magazines.

         The decrease in licensing revenue is a result of the Company's bankruptcy and an insufficient amount of new media exposure for the Company's characters. The increase in other revenues primarily was due to increased sales of adhesive paper by Panini, offset by decreased sales of confectionery products by Fleer.

         Gross profit was $18.0 million and $23.4 million in the 1997 and 1996 periods, respectively, a decrease of $5.4 million. As a percentage of net revenues, gross profit was 19.6% in the 1997 period as compared to 18.6% in the 1996 period. Although, gross profit as a percentage of net revenues increased for publishing, these benefits were offset by the effect of lower trading card net revenues without a corresponding decrease in royalty expense given minimum payment obligations for trading cards and an unfavorable product mix for Fleer and Panini as compared to the 1996 period.

         Selling, General & Administrative ("SG&A") expenses were $29.0 million and $40.4 million in the 1997 and 1996 periods, respectively. The decrease of $11.4 was partially due to overhead reductions associated with the restructuring of the comic book publishing and distribution, trading card and confectionery operations and a realignment of management functions made by the new management team, the benefit of which will continue to accrue to the Company in the future. As a percentage of net revenues, SG&A was 31.6% in the 1997 period as compared to 32.1% in the 1996 period.

         Depreciation and amortization was $2.0 million and $2.4 million in the 1997 and 1996 periods, respectively. The decrease of $0.4 million was primarily due to a reduction in depreciation expense of certain fixed assets of the Company's comic book direct market distribution subsidiary in the 1997 period compared to the 1996 period as a result of the closure of such facilities. As part of such closure these fixed assets were written off in late 1996 as part of the restructuring program. The decrease was partially offset by increased amortization of animation costs by the comic book division related to the Hulk animated television series.

         Amortization of goodwill, intangibles and deferred charges was $4.1 million and $5.7 million in the 1997 and 1996 periods, respectively. The decrease of $1.6 million mainly reflects lower expense in the 1997 period due to the write-down of goodwill and other intangibles in the fourth quarter of 1996 partially offset by a shorter amortization period. This write-down related to asset impairment which was primarily due to the significant and long-term changes in industry conditions in trading cards and publishing. There is a continued and significant erosion of the Company's trading card business. Management is continuing to evaluate its operational and financial options. Additional significant write-downs may be necessary in the future. See Note 2 of Notes to Consolidated Financial Statements for a further discussion on goodwill and other intangibles.

         Interest expense, net was $8.4 million and $15.3 million in the 1997 and 1996 periods, respectively. The decrease in interest expense of $6.9 million primarily reflects a Bankruptcy Court ruling permitting the suspension of adequate protection payments by the Company on the Credit Agreements (excluding the Panini Term Loan Agreement) and therefore, in accordance with SOP 90-7, suspension of an interest expense accrual for same. The unrecorded interest on the above for the period was $13.2 million. Under the Panini Term Loan Agreement, Panini has stopped paying principal and interest since June 6, 1997. The decrease was partially offset by the interest expense of $2.8 million on borrowings under the DIP Loan in 1997 and on other increased short-term borrowings.

         A loss of $4.7 million resulting from the sale of a portion of the Company's confectionery business was incurred in the 1997 period. The proceeds of $3.0 million were paid to the DIP Lenders.

         In the third quarter of 1996 the Company sold 2.5 million shares of Toy Biz common stock and realized a gain of $22.0 million.

         Equity in net income of unconsolidated subsidiaries was $0.1 million in the 1997 period. Equity in net (loss) of unconsolidated subsidiaries was ($0.8) million in the 1996 period.

         Total bankruptcy reorganization items of $2.3 million for the 1997 period includes professional charges and other costs typical to those incurred by entities in bankruptcy. On June 17, 1997 the Bankruptcy Court ordered a suspension of the payment of professional fees associated with the bankruptcy. As of October 31, 1997, the unpaid professional fees described above were $4.7 million.

         The benefit for income taxes was $2.0 million in the 1997 period as compared to $4.6 million in the 1996 period. The benefit for income taxes in the 1997 period primarily relates to losses from the Company's Panini sticker business. The benefit for income taxes in the 1996 period related to the Company's operating losses offset by a provision for income taxes related to the Company's sale of common stock of Toy Biz.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Basis For Management's Discussion And Analysis

   The Company's controlling interest in Toy Biz is the subject of a dispute as more fully discussed in Part II, Item 1 - Legal Proceedings. Additionally, Toy Biz has announced an unsolicited merger proposal for Marvel (see Note 6 of Notes to Condensed Consolidated Financial Statements). Due to the ongoing litigation and the unsolicited merger proposal, Toy Biz has ceased reporting its financial results to Marvel. As a result, the Management's Discussion and Analysis presented below compares only the Company's publishing, licensing, trading card and sticker, confectionery, and adhesive businesses. The Company has eliminated the results of Toy Biz from the analysis for the nine months ended September 30, 1997 and 1996. The Condensed Consolidated Statement of Operations for Toy Biz included in the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 1997 and the nine months ended September 30, 1996 is illustrated below.


         TOY BIZ:

                                                    For the six    For the nine
                                                    months ended   months ended
                                                     June 30,      September 30,
                                                       1997            1996
                                                   ------------    ------------
Revenue........................................       $   68.9      $  167.6
Cost of Sales..................................           42.2          83.1
Selling, general & administrative expenses ....           27.8          44.4
Depreciation and amortization..................            6.5           8.3
Amortization of goodwill and intangibles ......            0.3           0.3
Interest expense, net..........................            0.1          (0.5)
Provision (benefit) for income taxes ..........           (3.2)         12.8
                                                     -----------    ---------
Income before minority interest................           (4.8)         19.2
Minority interest in (loss) earnings ..........           (3.5)         13.5
                                                     -----------    ---------
Net (loss) income..............................       $   (1.3)     $    5.7
                                                     ===========    =========

         The Company's net revenues were $309.3 million and $413.6 million in 1997 and 1996, respectively, a decrease of $104.3 million or 25.2%. This reflects a decrease of $92.8 million in net trading card and sticker revenues, a decrease of $7.8 million in net publishing revenues, and a decrease of $6.6 million in licensing revenues, partially offset by a $2.9 million increase in other revenues.

         The decrease in trading card net revenues was primarily due to the continuing general decline in the demand for trading cards. The general decline in the market and concerns arising out of the Company's Chapter 11 proceedings has resulted in certain mass merchandisers maintaining lower levels of inventory. Entertainment card net revenues decreased due to lower commercial success of third party licensed properties in the 1997 period as compared to the 1996 period, as well as lower sales of cards based on the Marvel Characters. In addition, trading card net revenues decreased to due non-renewal of properties licensed by third parties. The decrease in net revenues of stickers was primarily due to a general market softness for stickers in Western Europe and in part the result of lower commercial success of licensed third party entertainment products. Given the aforementioned, Panini undertook a strategic change in 1997 to lower its distribution of its sticker products, thereby improving its efficiency and lowering the risk of return.

         The decrease in net publishing revenues was primarily due to the continuing decline in the overall comic book market. In addition, net publishing revenues have decreased due to the discontinuation of unprofitable children magazines.

         The decrease in licensing revenue was due to the renegotiation of the America Online ("AOL") agreement which required a partial write-down of revenues previously recognized under the old agreement. This new agreement has given Marvel the right to develop new revenue opportunities on the Internet and on the AOL network previously prohibited under the old agreement. The decrease was also a result of the Company's bankruptcy and an insufficient amount of new media exposure for the Company's characters. Pursuant to the agreement between Fox Kid's Worldwide ("FKW") and the Company, the Company expects to have a new animation series based on the SILVER SURFER on the Fox Children's Network ("FCN") in the 1997-1998 broadcast season. The increase in other revenues primarily was due to increased sales of confectionery products by Fleer and adhesive paper by Panini.

         Gross profit was $76.7 million and $124.3 million in the 1997 and 1996 periods, respectively, a decrease of $47.6 million. As a percentage of net revenues, gross profit was 24.8% in the 1997 period as compared to 30.1% in the 1996 period. The decrease in gross profit as a percentage of net revenues was due to the effect of lower trading card net revenues without a corresponding decrease in royalty expense given minimum payment obligations for trading cards, the effect of lower licensing revenues and an unfavorable product mix for Fleer and Panini as compared to the 1996 period.

         SG&A expenses were $101.2 million and $123.7 million in the 1997 and 1996 periods, respectively. The decrease of $22.5 million was due to overhead reductions associated with the restructuring of the comic book publishing and distribution, trading card and confectionery operations and a realignment of management functions made by the new management team, the benefits of which will continue to accrue to the Company in the future. As a percentage of net revenues, SG&A was 32.7% in the 1997 period as compared to 29.9% in the 1996 period. The increase in SG&A as a percentage of net revenues was due primarily to certain fixed costs inherent in operating the business that cannot be reduced in the short term.

         Depreciation and amortization was $8.0 million and $7.3 million in the 1997 and 1996 periods, respectively. The increase of $0.7 million was primarily due to amortization of animation costs by the comic book division related to the Hulk animated television series, partially offset by a decrease of certain fixed assets of the Company's comic book direct market distribution subsidiary in the 1997 period compared to the 1996 period as a result of the closure of such facility. As a part of such closure these fixed assets were written off in late 1996 as part of the restructuring program.

         Amortization of goodwill, intangibles and deferred charges was $12.2 million and $16.5 million in the 1997 and 1996 periods, respectively. The decrease of $4.3 million mainly reflects lower expense in the 1997 period due to the write-down of goodwill and other intangibles in the fourth quarter of 1996 partially offset by a shorter amortization period. This write-down related to asset impairment which was primarily due to the significant and long-term changes in the industry conditions in trading cards and publishing. There is a continued and significant erosion of the Company's trading card business. Management is continuing to evaluate its operational and financial options. Additional significant write-downs may be necessary in the future. See Note 2 of Notes to Condensed Consolidated Financial Statements for a further discussion of goodwill and intangibles.

         Interest expense, net was $37.1 million and $43.2 million in the 1997 and 1996 periods, respectively. The decrease in interest expense of $6.1 million primarily reflects a Bankruptcy Court ruling permitting the suspension of adequate protection payments by the Company on The Credit Agreements (excluding the Panini Term Loan Agreement) and therefore, in accordance with SOP 90-7, suspension of interest expense accruals for same. The unrecorded interest on the above for the period was $16.9 million. Under the Panini Term Loan Agreement, Panini has stopped paying principal and interest since June 6, 1997. The decrease was partially offset by the interest expense on borrowings under the DIP Loan in 1997, increased borrowings under the Amended and Restated Credit Agreement and the Chase Revolving Line of Credit and Panini's short term lines of credit compared to the 1996 period and higher average borrowing rates. In the first nine months of 1997, the Company incurred DIP interest expense of $5.2 million.

         A loss of $4.7 million resulting from the sale of a portion of the Company's confectionery business was incurred in the 1997 period. The proceeds of $3.0 million were paid to DIP Lenders.

         In the third quarter of 1996, the company sold 2.5 million shares of Toy Biz stock and realized a gain of $22.0 million.

         Equity in net (loss) income of unconsolidated subsidiaries includes a write-down of approximately $5.5 million in 1997, related to the Company's investment in Marvel theme restaurants. The current plans for the Company are to open one restaurant and find alternative financing and or licensing arrangements for a number of restaurants in the future. As a result, the Company revalued its investment in these assets.

         Total bankruptcy reorganization items of $8.3 million for the 1997 period includes professional charges and other costs typical to those incurred by entities in bankruptcy. On June 17, 1997 the Bankruptcy Court ordered a suspension of the payment of professional fees associated with the bankruptcy. As of October 31, 1997, the unpaid professional fees described above were $4.7 million.

         The provision for income taxes was $0.4 million in the 1997 period as compared to a 1996 tax benefit of $13.5 million. Due to significant uncertainty of the future business operations of the Company, the Company has stopped recording a tax benefit for all of Marvel's operations in 1997. The net tax benefit in 1996 primarily represents a benefit for the Company's operating losses partially offset by a provision for income taxes related to the Company's sale of common stock of Toy Biz.


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

         On June 5, 1997, the Bankruptcy court approved an order suspending adequate protection payments being made by the Company to the Bank Lenders. As a result, the Company has ceased interest payments on the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, and the Chase Revolving Line of Credit.

         On June 30, 1997 the DIP Loan matured and no repayment has occurred except for $3.0 million, the cash proceeds resulting from the sale of a portion of the Company's confectionery business in August, 1997. The DIP Lenders have agreed to forbear from taking any action. Such forbearance is continuing on a daily basis while the Company negotiates replacement debtor-in-possession financing. With a full reservation of all rights, the DIP Lenders and the pre-petition secured lenders have agreed not to object to the Debtors' continued use of cash collateral through December 31, 1997 on the same terms and conditions and with the same protections as set forth in the current financing and cash collateral order approved by the Bankruptcy Court.

         The Company has received a proposal from High River and Westgate to provide for replacement debtor-in-possession financing on terms that are no less favorable than the current DIP loan and which will expire no earlier than September, 1998. However, the proposed replacement debtor-in-possession financing from High River and Westgate has not been consented to by the Company's secured lenders and there can be no assurance that the Bankruptcy Court will approve a replacement debtor-in-possession financing without such consent. The replacement debtor-in-possession financing loan will provide the Company with additional working capital as well as funds to retire the existing DIP Loan. Terms of this debtor-in-possession financing will be similar to the existing DIP Loan and will expire in September, 1998. Although there can be no assurance, the Company expects that funds available under a replacement debtor-in-possession financing together with internally generated funds would be sufficient through September, 1998 to enable the Debtor Companies to meet their consolidated cash requirements, including servicing the replacement debtor-in-possession financing. Any replacement debtor-in-possession financing is expected to be subject to a number of events of default and conditions of borrowing. There can be no assurance, however, that a replacement debtor-in-possession financing can be obtained. If no such replacement debtor-in-possession financing is obtained, the Company may be forced to seek emergency relief under the Bankruptcy Code and begin to sell and/or liquidate assets, close certain business operations, seek other financing alternatives or a combination of all of the above.

         In connection with the Company's use of cash collateral and the stipulation and order entered into on October 21, 1997, the Company received a tax refund from Mafco in the amount of $10.4 million and such funds were delivered to The Chase Manhattan Bank. Of this $10.4 million, The Chase Manhattan Bank transferred $4.2 million to Marvel and retained $3.4 million as prepaid interest on the DIP loan and related administrative fees through December 31, 1997. The remaining amount of $2.8 million is being held by The Chase Manhattan Bank pending a review of Marvel's domestic cash needs through December 31, 1997.

         In July 1997, Panini, a subsidiary of the Company that has not filed for protection under Chapter 11 and, therefore, is not one of the Debtor Companies, suspended all payments of interest and principal under the Panini Term Loan Agreement. This action constitutes an event of default under the Panini Term Loan Agreement and, consequently, the Company has reclassified the Panini Term Loan to current liabilities. On August 11, 1997, Panini entered into an agreement with The Chase Manhattan Bank for a loan of lire 27 billion (approximately $15.4 million based on exchange rates at September 30, 1997) to provide short term liquidity. On August 5, 1997, the Company received approval from the Bankruptcy Court to guarantee this loan. This guarantee is junior to all liens of the Bank Lenders and the DIP lenders. This loan is subject to a number of events of default and conditions of borrowing. This loan expired on October 31, 1997, and by stipulation, the maturity date was extended to March 31, 1998. As of September 30, 1997, the credit line was fully used. Although there can be no assurance, the Company believes that Panini should be able to meet its cash requirements for the near term using internally generated funds. In the event such internally generated funds are not sufficient, Panini may be required to seek one or more alternatives to provide for its cash requirements, including seeking additional lines of credit or borrowings or sales of assets. There can be no assurance that Panini will be able to obtain such lines of credit or consummate any such asset sales on satisfactory terms.

         As of October 31, 1997, the Company's outstanding bank indebtedness was approximately $754.7 million, of which $91.2 million related to borrowings under the DIP Loan, $606.0 million related to borrowings under the Credit Agreements, approximately Italian Lire 25 billion (approximately $14.7 million based on exchange rates at October, 31, 1997) relates to borrowings for Panini's Adespan adhesives facility, approximately lire 45.5 billion (approximately $26.8 million based on exchange rates at October 31, 1997) relates to borrowings under Panini's short term lines of credit, and approximately lire 27 billion (approximately $15.9 million based on the exchange rate at October 31, 1997) relates to borrowings under Panini's loan from The Chase Manhattan Bank.

         As Chapter 11 debtors, the Debtor Companies may (subject, in certain circumstances, to Bankruptcy Court approval) sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. The amounts reported in the condensed consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might result as a consequence of any such actions or consummation of a plan of reorganization. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. In that event, it is possible that the carrying value of certain assets would not be realized and additional liabilities and claims would be asserted which are not presently reflected in the condensed consolidated financial statements and which are not presently determinable. The effect of any such assertion or non-realization could be material.

         Net cash used in operating activities was $67.6 million and $76.1 million for the nine months ended September 30, 1997 and 1996, respectively. The use of funds in the 1997 period was principally due to the loss from operations and a decrease in working capital.

         Cash used in investing activities was $23.4 million and $0.8 million for the nine months ended September 30, 1997 and 1996, respectively. The primary use of these funds in the 1997 period was for capital expenditures for tooling and molds and capitalized product development costs incurred by Toy Biz during the first six month of the 1997 period and capital expenditures of Panini. In the 1996 period, the Company sold 2.5 million shares of its Toy Biz common stock resulting in net proceeds of $35.2 million.

         Cash provided by financing activities was $87.9 million and $56.3 million for the nine months ended September 30, 1997 and 1996, respectively. The cash provided by financing activities for 1997 was primarily due to borrowings under the DIP Loan, and for 1996 cash provided by financing activities was primarily due to net borrowings under the Company's revolving credit facilities and other foreign short term borrowings.

         On April 24, 1997, as a result of action taken by holders of the debt securities issued by the Holding Companies to exercise voting action over the common stock of Marvel and such holding companies pledged to secure such debt securities, Marvel is no longer consolidated for federal income tax purposes with Mafco. As a result of such tax deconsolidation, the Company will retain an allocated portion, if any, NOLs of the Mafco affiliated group. Such allocation is not yet determinable. Such NOLs will be limited under federal income tax laws since a change of control of the Company has occurred. Further limitation could result if a plan of reorganization is consummated.

         The Company expects to incur approximately $1.2 million in net production costs for the INCREDIBLE HULK animated series, as well $0.9 million production costs and $0.7 in merchandising royalties for the SILVER SURFER animated series, being produced for the 1997-1998 broadcast year.

          The Company is continuing development of Marvel theme restaurants. The first restaurant to open, which will be in Los Angeles, is under construction and is projected to open by the end of 1997. The Company has made most of the required investment for the Los Angeles restaurant, with the exception of costs related to opening food and merchandising inventories. In view of current financial conditions, the Company is considering other financing alternatives, including but not limited to licensing its characters for use in restaurants.


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

                           FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q for the quarter ended September 30, 1997 such as "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future financial performance. In addition to factors that may be described in the Company's Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward- looking statements made by, or on behalf of, the Company: (i) the ability of the Debtor Companies to successfully reorganize in bankruptcy and the timing and outcome of such bankruptcy proceedings and the resolution of the Company's dispute with Toy Biz; (ii) the ability of the Debtor Companies to obtain an additional or new DIP loan or other financing, (iii) continued weakness in the comic book market which cannot be overcome by the Company's new editorial and production initiatives in comic publishing; (iv) continued general weakness in the trading card market; (v) the failure of fan interest in baseball to return to traditional levels that existed prior to the 1994 baseball strike thereby negatively affecting the Company's baseball card business;
(vi) the effectiveness of the Company's changes to its trading card and publishing distribution; (vii) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues based on such characters; (viii) the lack of continued commercial success of properties owned by major licensors which have granted the Company licenses for its sports and entertainment trading card and sticker businesses; (ix) unanticipated costs or delays in completing projects associated with the Company's new ventures including media, interactive software and on-line services and theme restaurants; (x) consumer acceptance of new product introductions, including those for toys; and (xi) imposition of tariffs or import quotas on toys manufactured in China as a result of a deterioration in trade relations between the U.S. and China.

                                    PART II.
                               OTHER INFORMATION.

ITEM 1.           LEGAL PROCEEDINGS.

         On June 23, 1997, Toy Biz, Inc. ("Toy Biz"), ZIB Inc., Isaac Perlmutter T.A., Isaac Perlmutter and Avi Arad (collectively, "Plaintiffs") filed a complaint against Marvel Characters, Inc. ("MCI"), Marvel Entertainment Group, Inc. ("Marvel") and Marvel Holdings Inc. ("Holdings") (collectively, "Defendants") in the United States Bankruptcy Court for the District of Delaware seeking declaratory and injunctive relief. The lawsuit challenges the validity of Marvel's actions in causing its wholly owned subsidiary, MCI, to remove and replace eight of the eleven directors of Toy Biz as of June 20, 1997, by executing a written consent on behalf of its 7,394,000 shares of Toy Biz Class B Common Stock (the "Class B Stock"). The Class B Stock represents approximately 26.6% of the issued and outstanding shares of Toy Biz common stock, and represents approximately 78% of the total voting power of Toy Biz's common stock because it carries 10 votes per share. In their complaint, Plaintiffs allege that a "change of control" occurred within the meaning of the Stockholders Agreement between Toy Biz and its principal shareholders (which includes the Plaintiffs and Marvel), dated as of March 2, 1995 (the "Stockholders Agreement") when Holdings removed Marvel's entire board of directors, including Ronald O. Perelman. Plaintiffs further allege that the purported change of control resulted in the immediate automatic conversion of MCI's Class B Common Stock to Class A Common Stock, which carries only one vote per share. The Company believes that MCI had the right pursuant to the express terms of the Stockholders Agreement to remove and replace the members of Toy Biz's board of directors, and that the change of control provision in the Stockholders Agreement is unenforceable as a result of the Company's Chapter 11 filing. Consequently, the Defendants have filed a motion to dismiss Plaintiffs' complaint.

         On October 30, 1997 the Debtor Companies filed a multi-count complaint in the U.S. District Court in Delaware against Ronald Perelman, The Chase Manhattan Bank and certain other Bank Lenders, and Avi Arad and Isaac Perlmutter, Toy Biz's principal shareholders, and Toy Biz alleging responsibility for Marvel's financial collapse. Also named in the complaint is New York fund manager Mark Dickstein of Dickstein Partners L.P. The lawsuit seeks to allow Marvel to take control of the Toy Biz Board of Directors, to strip the banks of their collateral and to otherwise subordinate the banks' claims, and to assess money damages against Perelman and others based on an alleged improper and collusive scheme. Simultaneous with the lawsuit filing, Marvel filed motions for a temporary restraining order to prevent the purported Toy Biz board from taking any further action, and separately, for removal of the Marvel Chapter 11 bankruptcy case to the U.S. District Court in Delaware.

         The complaint alleges, among other things, that Perelman with the active cooperation of his affiliates, improperly (i) transferred Marvel's toy licensing rights to Toy Biz in 1993, (ii) over-leveraged Marvel's parent holding companies, (iii) undertook a number of ill-fated and expensive acquisitions that were detrimental to the Company, (iv) pledged the Company's assets to support previously unsecured loans, and (v) orchestrated an unwarranted and collusive series of bankruptcy filings in an effort to maintain control and economic ownership of Marvel.

         The complaint further alleges that Chase Manhattan Bank in its capacity as agent bank for a series of bank loans, lent Perelman material assistance in undertaking a series of collusive and improper activities designed to injure Marvel's estate. Marvel asserts that, as a consequence of The Chase Manhattan Bank's improper conduct, the Court should strip the banks of their secured status and otherwise equitably subordinate the Bank Lenders approximately $710 million in loans. The lawsuit also seeks a determination that Toy Biz' recently announced plan to merge Marvel and Toy Biz was unauthorized by Toy Biz' rightful board and, therefore, a nullity. Marvel's claim against Dickstein centers around his alleged improper interference with the recently announced settlement among Marvel and the banks.

         Marvel believes the improper conduct of the defendants makes the filing of this lawsuit critical to its continuing efforts to save the Company from liquidation. The complaint also alleges that the defendants have not only committed egregious acts against the Company, but have consistently resisted good faith and reasonable efforts to resolve disputes and put Marvel on track to emerge from bankruptcy.

         The Company is a party to various other legal proceedings described in previous filings. During the quarter ended September 30, 1997 there were no material developments in any of such other legal proceedings not previously disclosed. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that all other legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on its financial condition or results of operations.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      Exhibits

                  99.1 Notice of Motion to Approve Settlement and Agreement dated September 30,1997.

         (B)      Reports on Form 8-K

                  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARVEL ENTERTAINMENT GROUP, INC.
                                              (Registrant)





                                                By:   /s/    August J. Liguori
                                                   ----------------------------
Dated:  November 19, 1997                            August J. Liguori
                                                     Executive Vice President
                                                     Chief  Financial Officer