Form 10-K
period 1997-12-31
MARVEL ENTERTAINMENT GROUP INC
filed 1998-04-16
CIK 874808

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                             PURSUANT TO SECTIONS
                         13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

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


                                                     Name of each exchange
       Title of each class                             on which registered
    Common Stock, $.01 par value                     New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

  Based upon a review of Schedule 13Ds filed with the Securities and Exchange Commission, the aggregate market value of the issued and outstanding shares of Common Stock of the registrant held by non-affiliates was $12,081,812 based on the closing price of the Company's Common Stock on March 27, 1998. As of March 27, 1998, there were 101,809,657 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement for its 1998 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-K. If such proxy is not so filed, such information will be filed as an amendment to this Form 10-K.

                                    PART I

ITEM 1.           DESCRIPTION OF BUSINESS

BUSINESS

GENERAL

         Marvel Entertainment Group, Inc. ("Marvel" and together with its subsidiaries, the "Company") was incorporated on December 2, 1986, in the State of Delaware. On December 27, 1996, Marvel along with eight of its operating and inactive subsidiaries (together with Marvel, the "Debtor Companies") commenced cases (the "Marvel Cases") under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") by filing voluntary petitions for relief in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). The filing by the Debtor Companies of their voluntary petitions for reorganization operated as an automatic stay against the commencement or continuation of any judicial, administrative or other proceedings against the Debtor Companies, any act to obtain possession of property of or from the Debtor Companies, or any act to create, perfect or enforce any lien against property of the Debtor Companies, with certain exceptions under the Bankruptcy Code. Consequently, the Debtor Companies' creditors are prohibited from attempting to collect pre-petition debts without the consent of the Bankruptcy Court. Any creditor may seek relief from the automatic stay and, if applicable, enforce a lien against any security, if authorized to do so by the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, liabilities arising prior to the filing of the petition under chapter 11 of the Bankruptcy Code may not be paid without prior approval of the Bankruptcy Court. In November 1997, the United States District Court for the District of Delaware (the "District Court") withdrew the order referring the Marvel Cases to the Bankruptcy Court. Accordingly, the Marvel Cases are being heard in the District Court.

         On December 22, 1997, a chapter 11 trustee (the "Chapter 11 Trustee") was appointed by the District Court to oversee the operations of the Debtor Companies.

         The Company is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets which are primarily based on fictional action adventure characters owned by the Company (the "Marvel Characters"), licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. The Company also licenses the Marvel Characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions.

         The Company's operations consist of (i) the publication and sale of comic books and other children's publications, (ii) consumer products, media advertising, promotions and licensing of Marvel Characters, (iii) the marketing and distribution of sports and entertainment trading cards and activity sticker collections, and (iv) the manufacture and distribution of adhesives and confectionery products.

REORGANIZATION

Operating Companies

         Marvel Parent Holdings, Inc. ("Marvel Parent") was an indirect wholly owned subsidiary of Andrews Group Incorporated ("Andrews Group"), a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco", and together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman. As of December 31, 1996, Mafco beneficially owned approximately 81.2% of the Common Stock of the Company. As more fully discussed below, bankruptcy proceedings commenced under chapter 11 by Marvel Parent and its affiliates have resulted in the loss of control of Marvel by such entities. See "Reorganization-Holding Companies."

         The Company experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Credit Agreements (as defined below and see Note 5 of Notes to the Consolidated Financial Statements) beginning in the fall of 1996. The Company commenced discussions in the fall of 1996 with Andrews Group, its then indirect parent, regarding an equity infusion in order to provide for the Company's cash requirements and with The Chase Manhattan Bank, agent bank for the Credit Agreements, regarding a restructuring of the Credit Agreements.

         On December 27, 1996, Marvel along with eight of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"), SkyBox International, Inc. ("SkyBox"), Marvel Characters, Inc., Heroes World Distribution, Inc. ("Heroes World"), The Asher Candy Company, Malibu Comics Entertainment, Inc. ("Malibu"), Frank H. Fleer Corp. and Marvel Direct Marketing Inc. commenced the Marvel Cases in the Bankruptcy Court. Panini S.p.A. ("Panini") and, Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the joint venture developing Marvel Mania restaurants), which were then active subsidiaries of Marvel, and Toy Biz, Inc. ("Toy Biz"), an affiliate of Marvel, as well as certain other inactive subsidiaries, did not file petitions under the Bankruptcy Code.

         As part of the first day order in the Marvel Cases, the Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, debts due to its trade creditors and independent contractors and to continue funding its strategic initiatives. As discussed below, the unsecured creditors committee has applied for an order vacating the first day order. In January 1998, the Debtor Companies ceased making payments on pre-petition obligations.

         On January 24, 1997 the Bankruptcy Court approved a $100 million debtor-in-possession financing facility (the "DIP Loan"), which was provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank (the "DIP Lenders"). As of December 31, 1997, the current outstanding debt under this facility was $91.2 million. The DIP Loan matured on June 30, 1997 and no repayment has occurred except for $3.0 million, the cash resulting from the sale of a portion of the Company's confectionery business in August 1997, and the current payment of interest and related administrative fees. The DIP Lenders have agreed to forbear from taking any action. Such forbearance is continuing on a daily basis. In connection with the appointment of the Chapter 11 Trustee for the Company as more fully discussed herein, The Chase Manhattan Bank has advised the Company that it is willing to lead a syndicate to make loans to Marvel subject to execution of definitive documentation and agreement on key terms. The Chapter 11 Trustee has not determined that such additional financing is necessary. In any event, District Court approval is required for such additional loans to the Debtor Companies and there can be no assurance such approval would be granted by the court.

         On February 12, 1997, the Office of the United States Trustee appointed a committee of equity security holders of the Debtor Companies under
Section 1102(a)(1) of the Bankruptcy Code (the "Equity Committee"). As of the date hereof, the Equity Committee consists of: Karen Nagel, Esq., Marty Solomon, Peter E. Kelly, Jr., Gladys V. Veidemanis and Ronald Cantor.

         On October 22, 1997, the Office of the United States Trustee appointed a committee of unsecured creditors of the Debtor Companies. As of the date hereof, such committee is comprised of: James E. Ladd, Jr., Standard Folding Cartons, Inc., Frank J. O'Connell, Scott M. Rosenberg and Snyder Ventures, Inc. The unsecured creditors committee has applied under Rule 60-b of the Federal Rules of Civil Procedure for an order vacating the first day order concerning the payment of pre-petition debt. As of the date hereof, no hearing has occurred as of yet on this motion and none is scheduled by the District Court. Nevertheless, the Debtor Companies have discontinued the payment of such pre-petition debt and do not intend to make any payments regarding such debt without first applying to the District Court for approval.

         As a result of the several failed attempts at a plan of reorganization, the acrimony among the parties involved, the conflicts of interest between the parties and the significant amount of professional fees and other bankruptcy related costs incurred by the Company, on December 22, 1997, John J. Gibbons was appointed as Chapter 11 Trustee for the Company. The order appointing the Chapter 11 Trustee was appealed by certain creditors of the Company and was affirmed on March 25, 1998 by the United States Court of Appeals for the Third Circuit.

         The Chapter 11 Trustee has all of the powers of management and the Board of Directors of the Debtor Companies to operate and manage the Debtor Companies, but generally may not engage in transactions outside the ordinary course of business without approval, after notice and hearing of the District Court. Since the appointment of the Chapter 11 Trustee, the Board of Directors of Marvel no longer controls the business of Marvel.

Plans of Reorganization

         On December 27, 1996, Marvel filed a Plan of Reorganization (as amended, the "Initial Plan") which contemplated that pursuant to a stock purchase agreement dated December 26, 1996, between Andrews Group and Marvel, Andrews Group, or an affiliate thereof, would acquire from Marvel a number of shares of common stock (or its equivalent) that would represent 80.1% of the shares of a reorganized Marvel after giving effect to such acquisition, in consideration for $365 million in cash or, at the option of Andrews Group, shares of Class A Common Stock of Toy Biz, or a combination of the foregoing (the "Andrews Investment"). The Initial Plan contemplated that in connection with the Andrews Investment, the Company would acquire the Class A Common Stock of Toy Biz not owned by Marvel, Andrews Group or their affiliates pursuant to various agreements with the principal stockholders of Toy Biz.

         On March 7, 1997, Andrews Group exercised its right to terminate the stock purchase agreement with the Company. On the same date, Andrews Group informed Toy Biz and the two principal stockholders of Toy Biz (other than the Company) that, as a result of the termination of the Andrews Investment, a condition to closing under the agreements that provided for the purchase of the Class A Common Stock of Toy Biz would not be satisfied, that Andrews Group did not intend to waive the satisfaction of such condition and therefore the transaction contemplated by such agreements would not be consummated. As a consequence of the termination of the stock purchase agreement and the Andrews Investment, the Initial Plan was withdrawn.

         On July 10, 1997 it was announced that Marvel, High River Limited Partnership ("High River"), Westgate International, L.P. ("Westgate"), Toy Biz, Isaac Perlmutter, Avi Arad and The Chase Manhattan Bank had reached agreement in principle on certain key economic terms relating to the Marvel Cases. The agreement in principle provided that, pursuant to a plan of reorganization (the "July Proposal") to be proposed by the Company, Marvel and Toy Biz would be combined in a transaction in which the stockholders of Toy Biz (other than the Company) would have received, in exchange for their Toy Biz shares, 49% of the outstanding shares of common stock of the Company, as reorganized.

         Additionally, pursuant to the July Proposal, the currently outstanding shares of Marvel common stock, par value $.01 per share (the "Common Stock"), would have been canceled and Marvel's equity holders (including the holders of certain notes issued by the Holding Companies) would have been offered rights to purchase on a pro rata basis: (1) new shares equal to 51% of outstanding common stock of the reorganized company for an aggregate price of $170.0 million and (2) $225.0 million of new debt securities of the reorganized company. High River and Westgate would have appointed a majority of the board of directors of the reorganized company. High River and Westgate were to have purchased all of the pre-petition and post-petition claims and liens of the secured lenders of the Company, except for certain debt of Panini and Fleer/Sky Box, and the proceeds of the rights offering would have been used to retire all of the bank claims so acquired by High River and Westgate.

         Consummation of the July Proposal was subject to: (1) negotiation and execution of definitive documentation regarding the agreement; (2) approvals of the Boards of Directors of Marvel and Toy Biz; (3) approval by holders of at least 67% in principal amount and 51% in number of secured lender claims (other than secured lender claims against Panini); and (4) approval of the Bankruptcy Court. The parties, however, could not reach agreement on definitive documentation and as a result, the July Proposal was terminated.

         On September 29, 1997, it was announced that Marvel had reached an agreement with its primary lenders, led by The Chase Manhattan Bank, that would allow it to emerge from bankruptcy protection. High River and Westgate had agreed to purchase pre-petition and post-petition bank claims from lenders in exchange for $385.0 million in cash and the transfer by Marvel of the common stock of Panini owned by Marvel. High River and Westgate funded an escrow account in the amount of $385.0 million in order to consummate the agreement. The agreement however, was subject to approvals from at least 67% in principal amount and a majority in number of members of the bank syndicate, as well as the Bankruptcy Court. On October 8, 1997, The Chase Manhattan Bank advised Marvel that although a majority in number of the bank lenders had approved the agreement, less than the required 67% in principal amount of the bank debt had approved the agreement and, accordingly, the $385.0 million deposit was returned to High River and Westgate and the agreement in principle was terminated.

         In September 1997, prior to the appointment of the Chapter 11 Trustee, the Company, as debtor-in-possession, filed a plan of reorganization with the Bankruptcy Court. The Court has not set a date for a confirmation hearing on this plan and the Company has indicated that it will not proceed with this plan given the appointment of the Chapter 11 Trustee.

         On October 7, 1997, Toy Biz announced an unsolicited merger proposal for Marvel (the "Toy Biz Plan"). Under the Toy Biz Plan, shares of Toy Biz common stock would convert into equal number of shares of common stock in the combined company, giving Toy Biz stockholders (other than Marvel) an ownership interest of approximately 41% in the combined company. Marvel's senior secured creditors and DIP Lenders would receive approximately $230.0 million in cash from new borrowings and Marvel's senior secured creditors would also receive common and convertible preferred stock, giving them a 40% ownership interest in the combined company. The Toy Biz Plan also provides for new investors to purchase $90.0 million in convertible preferred stock, giving them an ownership interest of approximately 19% in the combined company.

         Under the Toy Biz Plan, unsecured creditors of the Company will receive, on a pro rata basis, a cash distribution of 15% of the amount of the allowed unsecured claims plus $2.0 million, up to a maximum of $8.0 million. In addition, unsecured creditors of the Company would receive warrants to purchase up to 1.75 million shares of common stock in the combined Toy Biz/Marvel company. The warrants would have a four-year term and would be exercisable at a price of $17.25 per share. Furthermore, shareholders in the Company would receive warrants to purchase up to 4 million shares of common stock in the combined company for 6 months following consummation of the Toy Biz Plan at an exercise price of $15.00 per share. Finally, holders of allowed unsecured claims would be entitled to receive distributions from any recovery on certain litigation. The Toy Biz Plan is subject to confirmation by the District Court and the approval of the senior secured creditors of the Company, who have agreed to support this plan. There can be no assurance that the Toy Biz Plan will be confirmed.

         On March 13, 1998, the District Court approved the disclosure statement for the Toy Biz Plan. The District Court had set May 4th and 5th, 1998, as the dates for a confirmation hearing for the proposed Toy Biz Plan. On April 13, 1998, the United States Court of Appeals for the Third Circuit issued an order granting a motion to expedite the appeal of a March 30, 1998 decision by the District Court regarding the Company's voting control over Toy Biz. Pending the expedited determination of this appeal, the order also stayed the effectiveness of the District Court's decision and the hearing scheduled for May 4, 1998 for confirmation of the Toy Biz Plan. The Chapter 11 Trustee, management of Toy Biz and the secured lenders of the Company are currently in negotiations attempting to settle the claims that are the subject of the appeal as well as other matters. There can be no assurance that such negotiations will be successful and that such claims will be settled.

         In addition to the Toy Biz Plan, the Company has received preliminary indications of interest from third parties to purchase the Company or all or part of the Company's assets. As of this date, the Company cannot predict whether any of these indications of interest will result in a more formal offer to purchase any or all of the Company or its assets, nor can the Company determine whether any such indications of interest will result in offers superior to the Toy Biz Plan. Several third parties have conducted due diligence reviews with respect to the Company. The Chapter 11 Trustee has retained the services of an investment banking firm to assist him in this process.

         There can be no assurance that any plan of reorganization, including the Toy Biz Plan, will be confirmed under the Bankruptcy Code.

         If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process, or possible liquidation.

Holding Companies

         Based upon Schedule 13Ds and amendments thereto filed with the Securities and Exchange Commission (the "SEC"), as of June 25, 1997, Marvel Holdings, Inc. ("Holdings"), was the beneficial owner of 50,932,167 shares of Marvel Common Stock of Marvel, or 50.03%. Holdings is a wholly owned subsidiary of Marvel Parent which, in turn is a wholly owned subsidiary of Marvel III Holdings, Inc. ("Marvel III", and collectively with Holdings and Marvel Parent, the "Holding Companies"). Based upon Schedule 13Ds and amendments thereto filed with the SEC, as of April 28, 1997, Marvel Parent was the beneficial owner of 29,302,326 shares of Common Stock of Marvel, or 28.8%.

         Each of the Holding Companies has issued debt obligations (collectively, the "Notes") pursuant to certain indentures (collectively, the "Indentures"), which debt is secured, in part, by shares of Common Stock of Marvel owned by such Holding Company. Approximately 77.3 million shares of Common Stock of Marvel are pledged to secure the Notes. The debt issued by Marvel Parent was additionally secured by 100% of the issued and outstanding shares of common stock of Holdings ("Holding Stock").

         On December 27, 1996, the Holding Companies filed voluntary petitions for relief under the Bankruptcy Code with the Bankruptcy Court. The chapter 11 cases commenced by the Holding Companies (the "Holding Cases") have not been procedurally consolidated with the Marvel Cases and are not jointly administered with the Marvel Cases. The filing by the Holding Companies of voluntary petitions for reorganization operated as an automatic stay against the commencement or continuation of any judicial, administrative or other proceedings against the Holding Companies, any act to obtain possession of property of or from the Holding Companies, or any act to create, perfect or enforce any lien against property of the Holding Companies, with certain exceptions under the Bankruptcy Code.

         On January 9, 1997, the United States Trustee appointed an Official Bondholder Committee (the "Bondholder Committee") to represent the interest of all holders (collectively, the "Noteholders") of the Notes. The Bondholder Committee is currently comprised of High River, Westgate, Schultz Investments, WHERCO, Inc., M3, LLC and United Equities Commodities Company.

         The commencement of the Holding Cases was an event of default under each of the Indentures. On January 13, 1997, the Bondholder Committee filed a motion (the "Lift Stay Motion") with the Bankruptcy Court seeking an order lifting the automatic stay in the Holding Cases and thus permitting the trustee under the Indentures (the "Indentures Trustee") to vote the shares of stock pledged to secure repayment of the Notes, including (i) 100% of the Holding Stock (ii) 100% of the stock of Marvel Parent and (iii) approximately 78.8% of the Marvel Common Stock (collectively, the "Pledged Stock"). On January 13, 1997, The Bank of New York, then trustee under the Indentures, joined in the Lift Stay Motion, and on January 30, 1997, LaSalle National Bank (after its appointment as the successor trustee under the Indentures) also joined in the Lift Stay Motion. On February 26, 1997, the Bankruptcy Court entered an order granting the Lift Stay Motion and permitting the Bondholder Committee and the Indentures Trustee, on behalf of the Noteholders, to vote the Pledged Stock (the "Lift Stay Order"). On February 27, 1997, the Company and the Holding Companies filed a notice of appeal with respect to such Lift Stay Order.

         On March 19, 1997, the Bondholders Committee notified the Company that on March 25, 1997 it would cause the Indentures Trustee to vote the Pledged Stock to replace the Board of Directors of Marvel. On March 24, 1997, at the request of Marvel and its pre-petition bank lenders (the "Bank Lenders"), the Bankruptcy Court issued a restraining order (the "Stay Order") enjoining the Bondholder Committee and the Indentures Trustee from voting the Pledged Stock or otherwise replacing the Board of Marvel without first seeking and obtaining relief from the automatic stay imposed under the Bankruptcy Code in the Marvel Cases. The Stay Order, however, did not prevent the holders of the Notes issued by Marvel Parent from exercising voting power over the Holding Stock for the purpose of removing and replacing the Board of Directors of Holdings.

         On April 24, 1997, the Indentures Trustee, at the direction of the holder of a majority of the Notes issued by Marvel Parent, removed the members of the Board of Directors of Holdings and appointed Carl C. Icahn, Vincent J. Intrieri and Robert J. Mitchell to the Holdings Board. As a result, Marvel was no longer consolidated for federal income tax purpose with Mafco. As a result of such tax deconsolidation, the Company will retain an allocated portion, if any, of net operating loss carryforwards of the Mafco affiliated group. Such allocation is not yet determinable. See Note 7 to the Notes to the Consolidated Financial Statements.

         Between March 24, 1997 and June 20, 1997, Marvel and the Bank Lenders requested action by the Bankruptcy Court and the District Court seeking, among other things, to prevent the Noteholders and Holdings from exercising voting authority with respect to the shares of Common Stock of Marvel owned by Holdings for the purpose of removing the existing Board of Directors of Marvel and replacing it with the New Board (as defined below). At the same time, the Bondholder Committee and Indentures Trustee also requested action by the Bankruptcy Court and the District Court seeking to permit the Noteholders and/or Holdings to exercise voting authority over such shares for such purpose. Such litigation culminated in the issuance of an order by the District Court vacating the Bankruptcy Court's Stay Lift Order effective as of 5:00 p.m. (New York time) on June 20, 1997. The effect of such order was to permit Holdings, as a majority stockholder of Marvel, to vote such stock to remove the existing Board of Directors of Marvel and replace it with a new board of directors (the "New Board") which was comprised of the following directors: Carl C. Icahn, Harold First, Charles K. MacDonald, Glen Adams, J. Winston Fowlkes, III, Robert J. Mitchell, Jouko T. Tamminen, Vincent J. Intrieri, and Michael J. Koblitz. Jouko T. Tamminen resigned from the Board of Directors effective August 3, 1997. Additionally, the New Board by written consent amended and modified Marvel's By-laws to provide that Marvel's Board of Directors shall be composed of nine persons or such other number of persons as may thereafter be fixed by Marvel's Board of Directors. As a result of the replacement of the existing board with the New Board, Toy Biz has taken the position that a change in control of Marvel occurred and that pursuant to the provisions of the stockholder agreement between the Company, Toy Biz and certain other stockholders of Toy Biz, the Company's shares of Toy Biz Class B common stock automatically converted to Class A common stock of Toy Biz, reducing the Company's voting control of Toy Biz from 78.4% to 26.6%. The Company disputes Toy Biz's position and maintains that it continues to own Class B common stock of Toy Biz. On March 30, 1998, the District Court issued an order in favor of Toy Biz on this issue. The Company and other interested parties have filed an appeal of this determination to the United States Court of Appeals for the Third Circuit. The Chapter 11 Trustee, management of Toy Biz and the secured lenders of the Company are currently in negotiations attempting to settle the claims that are the subject of the appeal as well as other matters. There can be no assurance that such negotiations will be successful and that such claims will be settled.

         On March 3, 1998, the District Court entered an order permitting the distribution to the Noteholders of up to 12.5 million outstanding shares of Common Stock of Marvel which were pledged to secure the Notes. Further, the order authorized the sale by Holdings for cash of an additional 2.5 million shares of Common Stock of Marvel currently held by Holdings in escrow to pay certain administrative expenses. The Indentures Trustee subsequently sought an order from the District Court permitting the distribution to the Noteholders of additional shares of Common Stock of Marvel which were pledged to secure the Notes. By an order dated April 9, 1998, the District Court authorized the distribution to the Noteholders of an additional 21.5 million shares of Common Stock of Marvel and the sale of approximately 400,000 additional shares of Common Stock of Marvel currently held by Holdings to pay certain administrative expenses.

PUBLISHING

         COMICS

         The Company is a leading creator and publisher of comic books in North America and, through Panini, the Company publishes comic books in Italy, the United Kingdom, France and Germany. The Company, through its licensing agents, including Panini, also licenses the rights to publish its comic books throughout the world.

         The Company has been publishing comic books since 1939 and has developed a roster of more than 3,500 Marvel Characters, including the following popular Marvel Characters: SPIDER-MAN; X-MEN (including WOLVERINE, NIGHTCRAWLER, COLOSSUS, STORM, CYCLOPS, ROGUE, BISHOP and GAMBIT); CAPTAIN AMERICA; FANTASTIC FOUR (including MR. FANTASTIC, HUMAN TORCH, INVISIBLE WOMAN and THING); INCREDIBLE HULK; THOR; SILVER SURFER; DAREDEVIL; IRON MAN; DR. STRANGE and GHOST RIDER. The Company's Marvel SUPER HEROES exist in the "MARVEL UNIVERSE," a fictitious universe which provides a unifying historical and contextual background for the storylines. The Company's titles feature classic Marvel SUPER HEROES and X-MEN, newly developed Marvel Characters, and characters created by other entities and licensed to the Company.

         In developing comic books, the Company targets particular age groups or types of readers. The Marvel Characters such as X-MEN are aimed at the teen market and currently the Company will begin targeting a new product for the 9 to 13 year-old demographic age group to be distributed in the mass market. Established readership of the Company's comic books also extends to the 18 to 35 year-old age group.

         The Company's approach to super heroes is a contemporary drama based on real people with real problems. This enables the characters to evolve, remain fresh, and, therefore, attract and retain new readers in each succeeding generation. The "Marvel Universe" concept permits the Company to use the popularity of its Marvel Characters to introduce a new character in an existing Marvel SUPER HEROES or X-MEN comic or to develop more fully an existing but lesser known character. In this manner, formerly lesser known Marvel Characters such as THUNDERBOLTS and WOLVERINE have been developed and are now popular characters in their own right and are featured in their own monthly comic books. The "Marvel Universe" concept also allows the Company to use its more popular characters to make "guest appearances" in the comic books of lesser-known or newer characters to attempt to increase the circulation of a particular issue or issues.

         Market

         The Company's primary target market for its comic books has been teenagers and young adults in the 13 to 23 year old age group. In 1998 the Company will introduce a new line of comic books that will be targeted to the 9 to 13 year-old group. There are two primary types of purchasers of the Company's comic books. One is the traditional purchaser who buys comic books like any other magazine. The other audience is the reader-saver who purchases comic books, typically from a comic book specialty store, and maintains them as part of a collection.

         Creative and Production Process

         The Company's full-time editorial staff consists of an editor-in-chief, creative director, art director and approximately 21 editors, associate editors and assistant editors who oversee the quality and consistency of the artwork and editorial copy and manage the production schedule of each issue. The production of each issue requires the editors to coordinate over a six to nine month period, the activities of a writer, a pencil artist, an inker, a colorist and a printer. The majority of this work is performed by third parties outside of the Company's premises.

         The artists and writers include freelancers who generally are paid on a per-page basis. They are eligible to receive incentives or royalties based on the number of copies sold (net of returns) of the comics books in which their work appears. The Company has entered into agreements with certain artists and writers under which such persons have agreed to provide their services to the Company on an exclusive basis, generally for a period of one to three years. The financial terms of these agreements are competitive within the industry and are consistent with current and expected levels of comic book sales.

         The creative process begins with the development of a story line. From the established story line, the writer develops a character's actions and motivations into a plot. After a writer has developed the plot, the pencil artist translates it into an action-filled pictorial sequence of events. The penciled story is returned to the writer who adds dialogue, indicating where the balloons and captions should be placed. The completed dialogue and artwork are forwarded to a letterer who letters the dialogue and captions in the balloons. Next, an inker enhances the pencil artist's work in order to make the drawing appear three-dimensional.

         The artwork is then sent to a coloring artist. Typically using only four colors in varying shades, the coloring artist uses overlays to create over 100 different tones. This artwork is subcontracted to a color separator who produces separations and sends the finished material to the printer. Unaffiliated entities produce color separations and print all of the Company's comic books. The Company currently uses several color separators and two printers to produce its comic books.

         Distribution

         The Company's publications are distributed through three channels:
(i) to comic book specialty stores on a nonreturnable basis (the "direct market"), (ii) to traditional retail outlets on a returnable basis (the "retail returnable market") and (iii) on a subscription sales basis.

         Net publishing revenues were $88.1 million, $103.1 million and $147.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         Overall industry comic book sales declined in the past several years primarily as a result of reduced readership, lower speculative purchases and lower selling prices, which in turn caused a contraction in the number of comic book specialty stores. The decrease in the overall comic book business has resulted in a decrease in the number of, and has negatively affected the financial condition of, the comic book specialty stores, which has further negatively impacted the Company's net publishing revenues. The Company believes that the contraction in the comic book industry has begun to show some signs of stabilization. However, there can be no assurance that the contraction will continue to stabilize.

         For the year ended December 31, 1997, approximately 58% of net publishing revenues were derived from sales to the direct market. In 1995 and 1996, the Company exclusively distributed its publications through Heroes World, its wholly-owned subsidiary. In this time period, however, the comic book direct market and the Company's sales in such market continued to decline. In light of such declines and related inefficiencies at Heroes World, in late 1996 the Company decided to close Heroes World and in April 1997, the Company commenced distribution of its publications through an unaffiliated entity to service specialty market retailers and direct market comic book shops. The distribution agreement is for a term of 3 1/2 years and automatically renews for succeeding one year periods unless terminated by either party. Either party has the right to terminate upon the happening of certain events.

         The Company considers its relationship with its direct market distributor to be good. However, this distributor is the sole-source provider for the direct comic book market, and as a result, a termination of this agreement would significantly disrupt the Company's publishing operations in the short-term. In the event of a termination of this distribution agreement, the Company would seek other means of distribution, including, but not limited to, direct sales to dealers. The Company believes that the termination of the current distribution agreement would not have a long-term material adverse effect on the Company. However, there can be no assurance that such termination would not materially adversely affect the Company or its consolidated financial condition or results of operations. The Company has received a Civil Investigative Demand from the Antitrust Division of the U.S. Department of Justice regarding an investigation into unreasonable trade restraints and monopolization in comic book distribution and sales. See "Legal Proceedings - Potential Litigation."

         For the year ended December 31, 1997, approximately 34% of the Company's net publishing revenues were derived from sales to the retail returnable market. 24% of net publishing revenues were through three unaffiliated distributors to the retail returnable market. The retail returnable market consists of approximately 50,000 traditional periodical retailers such as newsstands, convenience stores, drug stores, supermarkets, mass merchandise and national bookstore chains. The distributors sell the Company's publications to wholesalers, who in turn sell to the retail outlets. However, as a result of the continued consolidation and bankruptcies of the independent wholesalers, management anticipates costs may rise and has taken certain actions to mitigate any negative effects of such increases on the Company's publishing operations. The Company issues credit to these distributors for unsold and returned copies. Distribution to national bookstore chains is accomplished through a separate distributor. The Company believes it could obtain comparable services from other distributors in the retail returnable market should such replacement become necessary or desirable.

         For the year ended December 31, 1997, approximately 3% of the Company's net publishing revenues were derived from subscription sales. Subscription copies of the Company's publications are mailed for the Company by an unaffiliated subscription fulfillment service.

         For the year ended December 31, 1997, approximately 5% of the Company's net publishing revenues were derived from advertising sales. In most of the Company's comic publications, ten pages (three glossy cover pages and seven inside pages) are allocated for advertising. The products advertised include sports and entertainment trading cards, video games, role playing games, movies, candy, cereals, toys, models and other consumer packaged goods. The Company permits advertisers to advertise in a broad range of the Company's comic publications which target specific groups of titles that have a younger or older readership.

CONSUMER PRODUCTS, MEDIA AND ADVERTISING, PROMOTION AND LICENSING

         The Company's consumer products, media and advertising-promotion licensing operations relate to the licensing of or joint ventures involving the Marvel Characters for use with (i) merchandise, (ii) promotions, (iii) publishing, (iv) television and film, (v) on-line and interactive software and
(vi) restaurants, theme parks and site-based entertainment. The Company's licensees sell the Company's character-based products through their normal distribution channels and occasionally in specialty comic book stores. Marvel Characters appear on hundreds of items, including shirts, shoes and a myriad of other types of apparel, gifts, toys and games, software, housewares and domestic items and consumer packaged goods. The Company generally receives a percentage of wholesale sales as a royalty including a guarantee of minimum royalties, and an advance against royalties upon execution of a license agreement. In addition, the Company licenses the Marvel Characters for the production of television programs and feature films and for use in theme parks.

         The Company, through its foreign agents, including Panini, also enters into publishing license agreements with international publishers for the publication of comic and non-comic books employing the Company's titles and the Marvel Characters and third party titles and characters in approximately 50 countries and 19 languages. The Company receives a percentage of the publishers' revenues as a royalty. The Company also acts as an agent for third party owners of characters seeking to obtain licensing opportunities for their characters outside of the United States.

         For the year ended December 31, 1997, the revenue from consumer products, media and advertising-promotions licensing comprised 2.2% of the Company's consolidated net revenues. The Company's licensing revenues have been adversely affected by the bankruptcy proceedings of the Debtor Companies, and the concern potential licensees have as to the future ownership of the Company and the ability of Marvel to support its programs.

MARVEL STUDIOS

         To enhance further the media exposure of the Marvel Characters, the Company formed Marvel Studios, which is operated as a division of the Company. The objective of Marvel Studios is to facilitate the release of live action and animated feature films and television programming, and other media based on the Marvel Characters in order to create greater consumer interest in the Marvel Characters and related merchandise. The Company believes that any feature film or television programming, theatrical productions or other media and any advertising and promotion associated with such media will create consumer interest in the Marvel Characters and revenue opportunities for the Company's licensing businesses. The Company believes that Marvel Studios will facilitate the release of feature films, television programming and other media by giving the Company greater control over such projects. The original concept of Marvel Studios was for the Company to form a joint venture with Toy Biz, in which both parties would share equally in all costs. No formal agreement relating to this joint venture was prepared and as a result, Toy Biz has not reimbursed the Company for any costs of Marvel Studios incurred by the Company to date. The Company continues these activities to insure its long-term success irrespective of its relationship with Toy Biz.

SPORTS AND ENTERTAINMENT TRADING CARDS; CHILDREN'S ACTIVITY STICKERS

         In April 1995, the Company acquired SkyBox and merged its operations with the existing trading card operations of Fleer (collectively, "Fleer/SkyBox"). Fleer/SkyBox is a leading marketer of sports and entertainment trading cards. Fleer/SkyBox is best known for its sports trading cards depicting professional athletes and sports teams, including professional baseball, basketball and football players competing in Major League Baseball, the National Basketball Association and the National Football League. Sports trading cards feature pictures of professional athletes and generally include statistical and biographical information about the pictured athletes. The Company's ability to produce, market, and sell its sports trading cards is dependent upon the continual renewal of license agreements at reasonable terms with the organizations representing the players and owners of the baseball, basketball and football teams and leagues. These licenses are non-exclusive and generally are granted for a two to four year period. In addition, Fleer/SkyBox manufactures and distributes entertainment trading cards using the Company's classic SUPER HEROES characters as well as characters based on other licensed properties, such as Paramount's Star Trek properties. The Company's trading card operations have been and continue to be negatively affected by the general contraction in the sports and entertainment trading card markets. The Company is required to make minimum royalty and advertising payments under the license agreements related to sports and entertainment trading cards. Generally, these licenses were executed when the trading card market was larger and the Company's trading card net revenues was a significantly higher percentage of net revenues. Hence, minimum royalty and advertising commitments, declines in the Company's trading card revenues and increased returns have significantly and adversely affected the profitability of the overall trading card business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Panini is the largest manufacturer and distributor of sports and entertainment sticker collections in the world, with a substantial portion of its business conducted in Western Europe. Panini produces and distributes stickers, which are pictures on self-adhesive paper designed primarily to be collected and placed in albums. Panini maintains a broad portfolio of licenses for characters or themes on which the stickers are based. Panini's prominent position in the sticker industry has enabled it to secure many desirable licenses, including exclusive and non-exclusive agreements with many sporting federations and with major entertainment licensors such as Disney, Time Warner and Mattel. Collections produced by Panini feature professional athletes and teams in sports such as soccer (primarily athletes and teams competing in the major European and Brazilian soccer leagues, including those competing in the World Cup and European Cup competitions), Disney characters such as 101 Dalmatians; variety characters and themes, such as Mattel's Barbie, D.C. Comic's Batman and the Company's X-MEN; and other characters popular in local European markets. Panini's business is significantly dependent upon the continued commercial success of new entertainment properties as well as sports licenses. In 1996 and 1997, a number of Panini's licenses did not perform which contributed to Panini's operating losses. In the 1998 business plan, a significant portion of Panini's projections is dependent upon the World Cup Soccer tournament. In the event the World Cup Soccer tournament does not generate the public interest anticipated by the management of Panini, Panini's results of operations may be materially adversely affected. Licenses generally are for a term of one to three years and provide for minimum guaranteed royalty payments to be made by Panini.

         Although there can be no assurance that, in the future, new licenses for the Company's sports and entertainment trading card and sticker businesses will be granted to the Company upon the expiration of the current licenses, the Company anticipates that it will be able to obtain new licenses on terms generally acceptable to the Company. The Company is currently negotiating with certain of its licensors to lower royalty guarantees and advertising commitments relating to its existing trading card and sticker licenses. However, there can be no assurance that any such negotiations will be successful. The Company believes that its working relationships with its key licensors are good. For additional information relating to these matters, see subsection entitled "Licenses and Trademarks."

         Market

         A significant portion of Fleer/SkyBox sales are made to a market consisting of serious collectors. Panini sells its sticker collections primarily to children between the ages of 4 and 14 in Western European markets. During the year ended December 31, 1997, sales in Italy, France, Germany, Spain and Brazil accounted for a substantial majority of Panini's children's activity sticker collection net revenues.

         Since 1994, the Company believes that, based upon industry statistics, the overall trading card market has declined by more than 50%, which has resulted in a substantive decrease in the Company's trading card revenues. The decrease in the overall trading card market has decreased the number of, or has negatively affected the financial condition of, the trading card specialty stores, thereby negatively impacting that portion of the Company's business. In addition, the mass market channel of distributing the Company's trading cards has also significantly contracted, thereby reducing trading card revenues. The Company believes that the contraction in the trading card market has begun to show signs of stabilizing. However, there can be no assurance that such stabilization will continue.

         The Company believes that since 1996 the overall sticker market has begun to decline primarily as a result of the varying fan interest in soccer throughout Europe and the rest of the world. Additionally, the sticker market declined due to a lack of commercial success of entertainment properties. As a result, the Company's children's activity sticker revenues have been materially adversely affected.

         Production Process

         Photographs used for the Company's sports trading cards are usually taken by independent photographers under contract with the Company or by the organizations representing the respective leagues and their member teams. Artwork used for Company's entertainment trading cards is developed from actual medium (i.e. movies and comic books) or created by in-house and freelance artists, some of whom create artwork for the Company's comic books. Design and coordination of the artwork is handled by the Company's staff of production/design personnel. Independent contractors print, cut, collate and wrap the trading cards. Quality enhancements include dual-sided gloss coating and color corrected photography. Additional enhancements of Fleer/SkyBox premium brand cards utilize high-gloss ultraviolet coatings and foil stamping and super premium brand cards utilize additional high-gloss clear plastic laminates and foil stampings, heavier card stock and improved colorization.

         Most of the manufacturing processes required in the production of Panini's sticker collections, including self-adhesive paper production, film layout, printing and packaging of the finished product are conducted in Panini's own facilities, in Modena, Italy and Sao Paolo, Brazil. These manufacturing activities are supported by the Company's editorial, art, studio and photo lithography staff. Panini has separate production facilities for stickers and self-adhesive paper in Modena, Italy and Sao Paolo, Brazil. In the event Panini no longer owns its own adhesive facility, the cost of obtaining such material will likely increase.

         Distribution

         The Company's sports and entertainment trading cards are distributed through two channels: (i) to trading card specialty stores and (ii) through mass merchandisers (the "mass market"). As a result of market conditions, the Company has revamped its trading card business such that distribution of its trading card products is concentrated in trading card specialty stores and selected mass market accounts. The Company's sports and entertainment trading cards are distributed primarily in the United States and Canada. The Company distributes its trading cards internationally primarily through third-party distributors.

         Panini sells sticker packs and collection albums through newsstands, confectioners and other retail locations. Panini sells primarily to national and local third-party distributors in other countries where it markets its products.

         For the year ended December 31, 1997, approximately 60% of the Company's net sports and entertainment trading card revenues were derived from sales through numerous unaffiliated distributors to trading card specialty stores. None of the unaffiliated distributors individually represented a significant percentage of the Company's net sports and entertainment trading card revenues for 1997. The Company estimates that there are approximately 2,500 to 3,000 trading card specialty stores which are primarily located in the United States and Canada. The Company believes that one or more of its existing distributors or others could replace any of the Company's other distributors on acceptable terms should such replacement become necessary or desirable.

         For the year ended December 31, 1997, approximately 30% of the Company's net sports and entertainment trading card revenues were derived from sales to mass market accounts. The remaining 10% of the Company's net sports and entertainment trading card revenues were derived from international sales.

         For the year ended December 31, 1997, substantially all of the Company's children's activity sticker collection net revenues were derived from sales to the retail returnable market, of which approximately 41% were through three unaffiliated distributors.

         Total net sports and entertainment trading card and children's activity sticker revenues were $210.5 million, $301.1 million and $357.9 million in 1997, 1996 and 1995, respectively.

TOYS

         The Company presently owns a 26.6% equity interest in Toy Biz, an affiliate of the Company. Toy Biz is a toy entertainment company that designs, markets and distributes a diverse product line comprised of boys' and girls', infant/pre-school and activity toys in the United States and internationally, based on popular entertainment properties, consumer brand names and proprietary designs. The Company licenses to Toy Biz its universe of Marvel Characters on an exclusive, perpetual, and royalty-fre basis, subject to certain limitations, for use in a broad range of toys. Effective July 1, 1997 the Company deconsolidated Toy Biz. The results of operations of Toy Biz from the date of the Toy Biz initial public offering through June 30, 1997 have been included in the Company's Consolidated Statements of Operations. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OTHER PRODUCTS

         Other products consist of confectionery products and self-adhesive paper. Net revenues from other products were $94.1 million, $101.7 million and $90.0 million in 1997, 1996 and 1995 respectively.

         CONFECTIONERY

            Fleer manufactures and markets an array of confectionery products. Fleer's confectionery operation is best known for its DUBBLE BUBBLE and RAZZLES gum products. The Company believes that DUBBLE BUBBLE, with origins dating back to 1928, was the first branded bubble gum sold in the United States. The Company distributes its confectionery products utilizing substantially the same distribution channels as those used for sports and entertainment trading cards. During 1997, the Company sold a portion of this business at a loss. In March 1998 the Company determined that it will sell the remaining portion of this business. The Chapter 11 Trustee has retained the services of an investment banking firm to assist him in this process. Several third parties have indicated an interest in purchasing this business, however, there can be no assurance that the Company will not realize a loss on the sale of the remaining portion of the confectionery business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         ADHESIVES

         Panini distributes self-adhesive paper throughout the world. Through its Adespan Paper Division, Panini manufactures sheet and reel self-adhesive paper which is sold to third parties primarily for production of stickers used in labeling and packaging.

RESTAURANTS

         The Company, through Marvel Restaurants, a wholly owned subsidiary of Marvel, formed a joint venture with Universal Studios and Planet Hollywood, Inc. for the operation of a Marvel theme restaurant based on the Marvel Characters ("Marvel Mania"). The restaurant opened in December 1997 and is located in Los Angeles, California. The Company maintains a 30% interest in the operations of this restaurant. During 1997, the Company wrote-down the value of its Marvel Mania restaurant by $5.5 million. Planet Hollywood, Inc. left the joint venture in February 1998. The Company may seek to license the concept of theme restaurants in the future.

LICENSES AND TRADEMARKS

         The Company believes that its roster of Marvel Characters as well as its MARVEL trade name represent its most valuable assets and that such roster could not be easily replicated. In addition, the Company considers its FLEER, FLEER ULTRA, FLAIR SHOWCASE, NBA HOOPS, E-X 2001 and SKYBOX trademarks to be of material importance to its sports trading card business, its PANINI trademark to be of material importance to its children's activity sticker business and DUBBLE BUBBLE and RAZZLES trademarks to be of material importance to its confectionery business. The Company currently conducts an active program of maintaining and protecting its principal trademarks, including the MARVEL trade name, and its copyrights on the Marvel Characters and publications in the United States and in approximately 55 foreign countries where such protection is available. The Company's principal trademarks have been registered in the United States, certain of the countries in Western Europe and South America, Japan, Israel and South Africa and, in the case of Panini, in Western Europe and Brazil.

         The Company's ability to market its sports trading cards is based on rights under primarily non-exclusive license agreements with the baseball, basketball and football players' associations, and with the organizations which represent the respective leagues and their member teams. Generally, the Company's sports trading card licenses provide for minimum guaranteed royalty and advertising payments. The Company's agreements with the various players' associations enable the Company to use a player' name, picture, facsimile signature and biographical description. The Company's agreements with the organizations representing the various leagues and their member teams enable the Company to use the logos and trademarks of the various sports, the leagues and logos, names and uniforms of the member teams. As a result of these licenses, the Company is permitted to produce and sell sports trading cards and stickers in the United States and Canada, and most of the rest of the world. All of these licenses are primarily non-exclusive and, accordingly, the various players' associations, leagues and team representatives are free to grant similar licenses to other companies. For additional information relating to this matter, see "Competition."

         The Company's sports trading card license agreements generally provide the licensor with the right to assure the quality of the manufactured products and the suitability of the manufacturers used by the Company, allow the licensor to inspect the records relating to licensed products, and set forth labeling requirements for the licensed merchandise. Such license agreements generally require annual guaranteed minimum royalty payments and monthly or other periodic payments of royalty guarantees for royalties in excess of the guaranteed minimum amounts. The Company also has required minimum advertising expenditures under its various sports licenses. Although the Company has accrued royalty commitments it owes through December 31, 1997, payments of such royalties have been withheld pending renegotiations or renewals of certain sports and entertainment trading card licenses. In the event the Company cannot successfully negotiate such licenses, there may be a material adverse impact on the future operations of the trading card business. Previously, the Company's sports trading card licenses provided for two to four year terms. Given the bankruptcy proceedings of the Company, it has been difficult for the Company to obtain long-term agreements. The sports and entertainment trading card license agreements of Fleer/SkyBox generally contain anti-assignment provisions which provide that a change of control of Fleer/SkyBox or of Marvel is an event of default or termination event under such license agreements. No parties to the license agreements have declared an event of default under such agreements relating to the appointment of the New Board of Marvel or the appointment of the Chapter 11 Trustee.

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

         Although the Company considers its relationships with its trading card and sticker licensors to be generally satisfactory, there can be no assurance that such licensors will grant new licenses to the Company upon expiration of the current licenses or that the Company will be able to renegotiate the terms of certain license agreements. In the past, renewals of the Company's sports card licenses have required, among other things, increases in royalty rates and minimum guaranteed royalty amounts and advertising commitments.

COMPETITION

         The comic book and sports and entertainment trading card industries are highly competitive. The Company competes with over one hundred publishers in the United States. There are four major companies and several smaller companies licensed to produce sports and entertainment trading cards, other than entertainment trading cards based on the Marvel Characters, some of which sell their products only in regional or niche markets. In addition, licenses may be granted to other companies to produce sports and entertainment trading cards in the future, thus generating greater competition.

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

SEASONALITY

         The Company sells sports trading cards in baseball, basketball and football throughout the year. Sales of the Company's sports trading cards peak at or near the beginning and mid-point of the sports season to which a specific product relates. Sales of entertainment related products tend to be less seasonal, although sales of products related to a motion picture or animated series are generally planned to begin at the time of first release or subsequent video release in the case of a major motion picture.

         Licensing revenues of the Company may vary from period to period depending on the volume and extent of licensing agreements entered into during any particular period of time, as well as the level and commercial success of the media exposure of the Marvel Characters.

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

EMPLOYEES

         As of March 15, 1998, the Company employed approximately 1,100 persons. The Company also contracts for creative work on an as-needed basis with approximately 550 freelance writers and artists.

         The Company has been in bankruptcy since December 27, 1996. There is a general uncertainty amongst the Company's employees regarding the outlook of the Company. The Company believes its relationship with its employees is satisfactory, however, it is not known if a merger or sale of the Company under a plan of reorganization would negatively affect employee retention.

ITEM 2.           PROPERTIES

The Company has the following principal properties:

        Facility                              Location                      Square Feet     Owned/Leased
        --------                              --------                      -----------     ------------
Manufacturing/Warehouse/Office             Waldorf, Germany                    22,825          Owned
Warehouse/Office                           Gerona, Spain                       20,450          Owned
Warehouse/Office                           SaintLaurent Du Var, France         35,327          Owned
Manufacturing/Warehouse/Office             Bomporto, Italy                    217,345          Owned
Office                                     Modena, Italy                      131,132          Owned
Office                                     Modena, Italy                       11,388          Owned
Manufacturing                              Modena, Italy                       45,144          Owned
Warehouse                                  Modena, Italy                       21,953          Owned
Manufacturing/Office                       Modena, Italy                       48,086          Owned
Warehouse                                  Modena, Italy                       14,817          Owned
Warehouse                                  Modena, Italy                       23,605          Owned
Manufacturing/Warehouse/Office             Sao Paolo, Brazil                   35,801         Leased
Office                                     New York, NY                        69,000         Leased
Office                                     New York, NY                        15,000         Leased
Office                                     Mt. Laurel, NJ                      30,836         Leased
Warehouse/Office                           Leeds, England                      13,390         Leased
Warehouse/Office                           Wakefield, England                  18,385         Leased
Manufacturing/Warehouse/Office             Byhalia, MS                         72,300         Leased


         In addition, the Company leases or subleases other office and warehouse space located in several locations in the United States and in Europe. The Company's leases expire through 2005 and provide for aggregate monthly rentals of approximately $0.5 million, subject to escalation clauses.

ITEM 3.           LEGAL PROCEEDINGS

REORGANIZATION LEGAL PROCEEDINGS

         On December 27, 1996, the Debtor Companies filed petitions under chapter 11 of the Bankruptcy Code and in connection with such filing have been parties to various legal proceedings. The filing by the Debtor Companies of the voluntary petitions for reorganization operated as an automatic stay against the commencement or continuation of any judicial, administrative or other proceeding against the Debtor Companies, any act to obtain possession of property of or from the Debtor Companies, or any act to create, perfect or enforce any lien against property of the Debtor Companies, with certain exceptions under the Bankruptcy Code.

         The Indentures Trustee has alleged that events of defaults under each of the Indentures have occurred by reason of the commencement of the Marvel Cases under the Bankruptcy Code. The Indentures Trustee has also alleged that the majority ownership and the anti-injunction provisions of each of the Indentures have been violated. The Company is not a party to any of the Indentures governing the Notes issued by the Holding Companies. In addition, the Company believes the allegations of the Indentures Trustee are either without merit or will be resolved in connection with the prosecution of the reorganization cases of the Holding Companies. The Indentures Trustee has also filed claims with the District Court alleging, among other things, "tortious interference" occasioned by the filing of the Initial Plan. The Company believes that any such claims are without merit. The Chapter 11 Trustee has indicated that he will support a motion to expunge such claims in the bankruptcy proceedings of the Debtor Companies.

         There are twenty-seven purported class and derivative actions brought by stockholders of the Company and the Noteholders and one action brought by a purported class of Toy Biz shareholders presently pending in the Delaware Court of Chancery (collectively, the "Delaware Actions") that challenge, among other things, the Andrews Investment.

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

         Six of the Delaware Actions assert claims on behalf of a purported class consisting of the holders of Notes issued by the Holding Companies. These complaints allege, among other things, that the Andrews Investment, if consummated, would be a breach of defendants' duty of fair dealing and good faith owed to the Noteholders because the Andrews Investment would result in the substantial dilution of Marvel's outstanding stock, which is security for the Notes, and will thus diminish the value of the Notes. These actions have been separately consolidated by order of the Delaware Court of Chancery. The consolidated complaint in these six actions does not name any of the Debtor Companies as defendant. The parties to the consolidated complaint have agreed to defer the filing of an answer.

         All of the foregoing Delaware Actions name varying defendants consisting in the aggregate of Marvel, Andrews Group, MacAndrews Holdings, Marvel Parent, Marvel III, Holdings, Ronald O. Perelman, William C. Bevins, Donald G. Drapkin, Michael Fuchs, Frank Gifford, E. Gregory Hookstratten, Morton L. Janklow, Quincy Jones, Stan Lee, Scott C. Marden, Terry C. Stewart and Kenneth Ziffren.

         One of the pending Delaware Actions asserts claims on behalf of a purported class of all Toy Biz shareholders. Holl v. Toy Biz, Inc., Marvel Entertainment Group, Inc., Andrews Group, Inc., Ronald O. Perelman, Joseph M. Ahearn, Avi Arad and Issac Perlmutter, was filed on November 15, 1996. The complaint alleges, among other things, that defendants Perelman, Ahearn, Arad and Perlmutter have breached their fiduciary duties in pursuing the proposed offers of Marvel and Andrews Group to purchase Toy Biz stock. In addition, the complaint alleges that defendant Marvel aided and abetted the individual defendants in their unlawful conduct. Damages in an unspecified amount are sought for the alleged breach of fiduciary duties by defendants. Plaintiffs also seek to enjoin the consummation of the transaction, to rescind the transaction in the event it is consummated and to recover costs and disbursements and reasonable allowances for plaintiff's counsel. This case has been stayed by stipulation of the parties.

         No classes have been certified in any of the Delaware Actions. On December 27, 1996, Marvel filed a petition for protection under chapter 11 of the Bankruptcy Code. As a result of Marvel's filing, all of the Delaware Actions with respect to Marvel are automatically stayed pursuant to 11 U.S.C.
Section 362. On March 7, 1997, Andrews Group terminated the Stock Purchase Agreement with Marvel and withdrew the proposal for the Andrews Investment. On the same date, Andrews Group informed Toy Biz and the two other principal stockholders of Toy Biz that the transactions contemplated by the Merger Agreement and the Stock Purchase Agreements with Toy Biz and each of such principal stockholders, respectively, would not be consummated.

         Piels v. Marvel Entertainment Group, Inc., Ronald O. Perelman, Andrews Group, Inc. and MacAndrews & Forbes Holdings Inc., was commenced on November 14, 1996. This action, filed in New York Supreme Court, County of New York, asserts claims on behalf of a purported class of all Marvel shareholders. Named as defendants are Marvel, Ronald O. Perelman, Andrews Group and MacAndrews Holdings. The complaint alleges, among other things, that the defendants have breached their fiduciary duties in connection with the Andrews Investment. Specifically, plaintiff alleges that Marvel's minority shareholders are being directly damaged by defendants' actions with respect to the Andrews Investment. Plaintiff seeks injunctive relief, damages in an unspecified amount and costs and disbursements, including reasonable attorneys' fees. By orders dated February 25, 1997, the New York Supreme Court denied plaintiff's motion for a preliminary injunction and granted defendants' motion to dismiss the action based on forum non conveniens.

OTHER LEGAL PROCEEDINGS

         On March 9, 1995, a complaint purporting to be a class action was filed against SkyBox, certain of SkyBox's officers and directors and the Company in the Delaware Court of Chancery, New Castle County, entitled Strougo
v. Lorber, et al., ("Strougo"). The complaint generally alleged that SkyBox and certain of its officers and directors breached their fiduciary duties by agreeing to be acquired by the Company at an allegedly unfair and inadequate price, failing to consider other potential purchasers in a manner designed to obtain the highest possible price for SkyBox's stockholders and not acting in the best interest of stockholders. The complaint also alleged that the Company aided and abetted the breaches of fiduciary duty committed by the other defendants named in the complaint. The complaint sought preliminary and permanent injunctions against consummation of the merger, damages, costs and experts' fees and expenses. This case was dismissed without prejudice.

         On March 16, 1995, a complaint purporting to be a class action was filed against SkyBox and certain of SkyBox's officers and directors in the Delaware Court of Chancery, New Castle County, entitled Krim and Gerber v. SkyBox International Inc., et al. The complaint generally made allegations similar to those contained in the Strougo complaint and sought similar injunctive and other relief. This case was dismissed without prejudice.

         The Company is a defendant in a purported class action filed on July 26, 1996 in the United States District Court for the Eastern District of New York entitled Fishman, et al v. Marvel Entertainment Group, Inc., by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer/SkyBox. The action is directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleges that these practices constitute illegal gambling activity in violation of state and Federal law. Plaintiffs seek certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, the Company filed a motion to dismiss the complaint. The complaint was dismissed with prejudice on August 21, 1997. On October 17, 1997, the plaintiffs filed a motion to alter, amend or vacate the dismissal. This motion is still pending.

         The Company and two of its former officers, William C. Bevins and Terry C. Stewart, were named as defendants in a purported class action entitled Brian Barry SEP IRA v. Marvel Entertainment Group, Inc., commenced in the United States District Court for the Southern District of New York. The complaint sought unspecified damages on behalf of a proposed class of purchasers of the Common Stock from April 11, 1994 to December 31, 1994 for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, as well as Rule 10b-5 promulgated thereunder. Plaintiff alleged that the defendants, through their own statements and those of analysts, artificially inflated the price of the Common Stock by creating earnings expectations which the Company did not meet. Plaintiff also contended that the defendants failed to timely disclose softness in the publishing and sports trading card markets which led to the Company's not attaining its purported earnings target. Plaintiff claims that the individual defendants, because of their corporate positions, were liable under the securities laws as control persons of the Company. The defendants moved to dismiss the complaint in its entirety on February 23, 1996. On April 8, 1997, the District Court granted the defendants' motion to dismiss without prejudice.

         Marvel is named as a defendant in two actions which have been consolidated for all purposes with certain related actions in proceedings now pending in the Los Angeles County Superior Court in California. The consolidated cases center around the ownership of certain rights in the production and distribution of a live action motion picture based on the "SPIDER-MAN" character owned by Marvel.

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

         An additional lawsuit, between Carolco and Columbia Tristar Home Video ("Columbia"), concerns the videocassette rights to any such film, and a third lawsuit, between Carolco and Viacom International, Inc. ("Viacom"), involves television rights to any such film. Both Columbia and Viacom claim that, before 21st Film assigned its rights under its agreement with Marvel to Carolco, 21st Film had licensed ancillary rights to each company. Each seeks to enforce its respective rights. Viacom, however, brought a separate suit naming Marvel, and Marvel has answered that complaint, denying Viacom's allegations.

         In its answer and other pleadings, Marvel contends that it is the sole and exclusive holder of the unencumbered right to produce and distribute a live action film based on the "SPIDER-MAN" character. Marvel contends that all rights to produce or distribute a "SPIDER-MAN" film under its agreement with Carolco and 21st Film have reverted to Marvel.

         Marvel has notified the court in the consolidated action that Marvel has filed for bankruptcy protection, and that the bankruptcy court filing stays all further proceedings in the consolidated lawsuit as to Marvel. On March 24, 1998, the Chapter 11 Trustee filed a separate action in the District Court asserting that Marvel has the full unencumbered right to produce and distribute any "SPIDER-MAN" films. There can be no assurance that the Chapter 11 Trustee will be successful in this litigation.

         The National Basketball Association, through NBA Properties, Inc. ("NBAP"), filed a complaint against Panini, NBA Properties, Inc. v. Panini, in Federal Court in the Southern District of New York on October 14, 1997. The complaint seeks approximately $57 million for accrued and unaccrued royalty and other payments under a license agreement with Marvel. The license concerns the manufacture and distribution of basketball trading cards and stickers. Panini is not in bankruptcy. Panini has moved to dismiss for lack of personal jurisdiction and NBAP intends to cross-move for summary judgment. The Chapter 11 Trustee is moving to intervene in this action. Marvel has accrued unpaid minimum royalties due to NBAP through December 31, 1997 on its consolidated financial statements, but has not accrued for any future royalty payments that may be owed to NBAP from Fleer/SkyBox. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         As debtor-in-possession and prior to the appointment of the Chapter 11 Trustee, Marvel filed an adversary proceeding in the District Court, Marvel v. NBA Properties, Inc., on December 9, 1997, seeking an injunction extending the automatic stay and enjoining further proceedings in the action against Panini in NBA Properties, Inc. v. Panini. Marvel's motion for a preliminary injunction is scheduled to be heard by the District Court on April 24, 1998.

         The Company is currently negotiating with the NBAP to, among other things, reduce the minimum royalties due to NBAP pursuant to its license agreement with Marvel. There can be no assurance that such negotiations will be successful.

         As successor Indentures Trustee for the Notes issued by Holding Companies, La Salle National Bank brought an action against Mafco, MacAndrews Holdings, Andrews Group and certain of their directors, La Salle National Bank
v. Ronald O. Perelman, et. al., in the District Court in December 1997 to enforce the provisions of the Notes and the Indentures. The defendants are alleged to have materially adversely affected the Holding Companies by executing the Indentures and issuing the Notes, thus ultimately depriving the Noteholders of any viable expectation of recovery. The directors are also alleged to have undermined Marvel through an initial public offering, the acquisition of Fleer, the purchase of stock in Toy Biz, the transfer of Marvel's toy license to Toy Biz and misuse of the proceeds of the Notes. Plaintiff further alleges that the defendants caused Marvel to acquire Panini and Skybox and used the financial statements of these entities to disguise Marvel's financial condition. On January 16, 1998, the defendants moved to dismiss the complaint on various grounds. This motion is still pending.

         Toy Biz initiated an action in the District Court in June 1997 against the Company seeking a judicial determination as to the proper composition of its board of directors and as to whether the Class B Common Stock of Toy Biz owned by Marvel had automatically converted into Class A Common Stock of Toy Biz. In July 1997 the Bondholders Committee and the Indentures Trustee moved to dismiss this action. Toy Biz cross-moved for summary judgment, which motion was opposed by the Bondholders Committee, the Indentures Trustee and the Chapter 11 Trustee. On March 30, 1998, the District Court granted Toy Biz's motion for summary judgment. The Company and other interested parties have filed an appeal of this determination to the United States Court of Appeals for the Third Circuit. The Chapter 11 Trustee, management of Toy Biz and the secured lenders of the Company are currently in negotiations attempting to settle the claims that are the subject of the appeal as well as other matters. There can be no assurance that such negotiations will be successful and that such claims will be settled.

         In October 1997, an action was brought in the District Court in the name of the Company against, among others, Ronald O. Perelman, The Chase Manhattan Bank and other lenders who are holders of pre-petition debt of Marvel and Toy Biz. The complaint seeks declaratory and injunctive relief and alleges improper, manipulative and collusive conduct by the defendants. Among the violations charged are breach of fiduciary duties, fraudulent conveyances, preferential transfers, breach of contract, violation of the automatic stay under the Bankruptcy Code and interference with contractual relations. This litigation is the subject of various motions to dismiss. The Chapter 11 Trustee is in the process of evaluating the claims in this litigation, interviewing parties and witnesses and investigating the defendants' conduct under the applicable rules and laws.

         The Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that other than the litigation involving NBAP, all of its legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations. As a result of the

Debtor Companies filing of petitions pursuant to the Bankruptcy Code, the Company's legal proceedings, other than the Debtor Companies' bankruptcy proceedings and those proceedings involving subsidiaries of Marvel which are not Debtor Companies (principally, Panini), have been automatically stayed.

POTENTIAL LITIGATION

         On October 27, 1997, the Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the "Justice Department") as part of the Justice Department's investigation into unreasonable trade restraints and monopolization in comic-book distribution and sales. A CID is a formal request for information and a customary initial step of any Justice Department investigation. The Justice Department is permitted to issue a CID to anyone whom the Justice Department believes may have information relevant to an investigation. Therefore, the receipt of a CID does not mean that the recipient is the target of an investigation, nor does it presuppose that there is a probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. The Company believes that the primary focus of the CID relates to the distribution and sale of comic books. The Company intends to cooperate fully with the Justice Department inquiry, and submitted a response to the CID on January 28, 1998.

         There can be no assurance that the Justice Department's investigation will not result in litigation against the Company or that the Company will prevail in any such litigation, if commenced. Any material restructuring of the distribution arrangements by the Company for its comic books could have a material negative effect on the Company's business, financial condition and results of operations.


ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MRV". The following table sets forth the range of high and low closing sale prices for Common Stock as reported by the NYSE.

                                                                       HIGH          LOW
                                                                       ----          ---
1997
----
First Quarter Ended March 31, 1997............................        3 3/8         1 3/4

Second Quarter Ended June 30, 1997............................        2 3/4         2

Third Quarter Ended September 30, 1997                                2 13/16       1 5/8

Fourth Quarter Ended December 31, 1997                                2 5/8         1/2

1996                                                                   HIGH          LOW
----                                                                   ----          ---

First Quarter Ended March 31, 1996............................        13 1/4       10 1/4

Second Quarter Ended June 30, 1996............................        12            9 3/8

Third Quarter Ended September 30, 1996                                9  3/4        7 3/4

Fourth Quarter Ended December 31, 1996                                8  1/8        1 5/8



         As of the close of business on March 15, 1998, there were 14,645 holders of record of shares of Common Stock of the Company.

         The Company has not declared a cash dividend on shares of Common Stock subsequent to its initial public offering, consummated on July 22, 1991 and the Company has no intentions of paying dividends. The declaration and payment of dividends are subject to the discretion of the Board of Directors of the Company or the Chapter 11 Trustee, as appropriate, and to certain limitations under the General Corporation Law of the State of Delaware.
The timing, amount and form of dividends, if any, will depend on, among other things, the Company's results of operations, financial condition, cash requirements, restrictions under the Company's Credit Agreements and DIP Loan, restrictions on an entity operating under chapter 11 of the Bankruptcy Code and other factors deemed relevant by the Board of Directors of Marvel or the Chapter 11 Trustee, as appropriate.

         All potential plans of reorganization of the Company to date have involved the recapitalization of the Company, which would result in the issuance of new equity of the corporation resulting from the reorganization. No proposed plan of reorganization has provided for an additional distribution of Common Stock to the shareholders of the Company, although the Toy Biz Plan does contemplate the issuance to shareholders of Marvel of warrants to purchase common stock in the reorganized company.

         Marvel has been advised by the NYSE that they are reviewing the status of the listing of its Common Stock. In the event the Common Stock were to be delisted by the NYSE, Marvel may seek to list its Common Stock on another major exchange or the NASDAQ National Market System or the SmallCap Market. However, due to the cost and timing involved in such process and the uncertainty of its bankruptcy proceedings, Marvel may not be successful in listing its Common Stock. There can be no assurance that Marvel will be successful in any attempt to list its Common Stock on an exchange or NASDAQ in the event the Common Stock is delisted by the NYSE. Marvel understands that its Common Stock will be traded on the electronic bulletin board of NASDAQ in the event it is delisted from the NYSE and not accepted for listing on any other exchange or NASDAQ. There can be no assurance that the delisting of the Common Stock from the NYSE will not have a material adverse effect on the Common Stock's value, liquidity or marketability.

ITEM 6.           SELECTED FINANCIAL DATA

         On December 27, 1996, the Debtor Companies filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code and were operating their businesses as debtors-in-possession under control of the Bankruptcy Court until December 22, 1997, when the District Court appointed the Chapter 11 Trustee to replace the debtors-in-possession.

         The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years in the period ended December 31, 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

         The historical financial data for each of the periods presented are not comparable due to several factors, including, but not limited to, (i) the effects of the acquisition of Panini on September 1, 1994, (ii) the consolidation of Toy Biz from the Toy Biz initial public offering on March 2, 1995 (the "Toy Biz IPO") through June 30, 1997 (see Note 10 to the Notes to Consolidated Financial Statements), (iii) the effects of the acquisition of SkyBox on April 27, 1995, (iv) the Company's commencement of bankruptcy proceedings on December 27, 1996, and (v) the Company's ability to operate as a going concern.

                                                               For the years ended December 31,
                                           1997 (a), (c)      1996 (b), (c)   1995 (c)       1994 (e)         1993
                                           -------------      -------------   --------       --------         ----
CONSOLIDATED STATEMENTS OF OPERATIONS                    (Dollars in millions, except per share data)
DATA:
Net revenues---------------------------       $471.7           $745.5         $828.9          $514.8          $415.2
Cost of sales--------------------------        366.5            536.4          533.3           273.4           214.2
Selling, general and administrative
     expenses--------------------------        155.0            244.5          226.7           117.6            84.2
Restructuring charges------------------          -               15.8           25.0             -               -
Depreciation and
     amortization--------------------           17.8             31.8           21.2             4.0             2.2
Amortization and write-off of
     goodwill, intangibles and
     deferred charges------------------        123.8            303.3           17.9            10.9            10.1
Interest expense, net -----------------         46.3             58.9           43.2            17.1            14.6
Foreign exchange loss/(gain), net------         (1.6)             1.1           (0.4)           (0.6)            -
Loss on sale of portion of
     confectionery business------------          4.7              -              -               -               -
Gain on sale of Toy Biz common stock---          -               22.0           14.3             -               -
Equity in net (loss) income of
     unconsolidated
     subsidiaries and other,
     net--------------------                    (5.0)            (1.2)           1.7            11.9             4.5
                                           --------------   -------------    ------------    -----------    ------------
(Loss) income before reorganization
     items, provision for income
     taxes, minority interest and             (245.8)          (425.5)         (22.0)          104.3            94.4
     extraordinary item----------------
Reorganization                                  11.3              5.5            -               -               -
     items--------------------------------
                                           --------------   -------------    ------------    -----------    ------------
(Loss) income before provision for
     income taxes, minority interest
     and extraordinary item------------       (257.1)          (431.0)         (22.0)          104.3            94.4
Provision for income taxes-------------          0.6             21.7            5.7            42.5            38.4
                                           --------------   -------------    ------------    -----------    ------------
(Loss) income before minority interest
     and extraordinary item------------       (257.7)          (452.7)         (27.7)           61.8            56.0
Minority interest in (loss) earnings            (3.4)            11.7           17.4             -               -
     of Toy Biz------------------------
                                           --------------   -------------    ------------    -----------    ------------
(Loss) income before extraordinary item       (254.3)          (464.4)         (45.1)           61.8            56.0
Extraordinary item, net of taxes-------          -                -             (3.3) (d)        -               -
                                           --------------   -------------    ------------    -----------    ------------
Net (loss) income----------------------     $ (254.3)         $ (464.4)       $ (48.4)        $  61.8       $   56.0
                                           ==============   =============    ============    ===========    ============
(Loss) earnings per common share: (f)
Basic:
 (Loss) income before extraordinary item    $   (2.50)        $  (4.56)       $ (0.45)        $  0.63       $   0.58
Extraordinary charge--------------------         -                -             (0.03)(d)        -               -
                                           --------------   -------------   -------------    -----------    ------------
Net (Loss) income per share-------------    $   (2.50)        $  (4.56)       $ (0.48)        $  0.63       $   0.58
                                           ==============   =============    ============    ===========    ============
Diluted:
(Loss) income  before extraordinary
item-----------------------------------     $   (2.50)        $  (4.56)       $ (0.45)        $  0.60        $  0.55
Extraordinary charge-------------------          -                -             (0.03)           -               -
                                            -------------    -----------      -----------     ----------    ------------
Net (loss) income per share------------     $   (2.50)        $  (4.56)       $ (0.48)        $  0.60        $  0.55
                                            =============    ===========      ===========     ==========    ============

CONSOLIDATED BALANCE SHEET DATA:                                          (Dollars in millions)
                                                                           DECEMBER 31,
                                         ---------------------------------------------------------------------------------
                                            1997 (a), (c)         1996            1995             1994            1993
                                            ----                  ----            ----             ----            ----
Goodwill and other intangibles, net-----    $ 174.7             $ 317.6       $   604.0        $  433.6       $  299.0
Total assets----------------------------    $ 476.5             $ 844.0       $ 1,226.3        $  828.7       $  472.0
Long-term debt (including current
portion)--------------------------------    $ 130.4             $ 155.6       $   586.5        $  384.3       $  250.2
Liabilities subject to settlement under
reorganization (g)----------------------   $  502.2             $ 503.2             -               -              -
Total stockholders' (deficit) equity----   $ (512.0)            $(256.3)      $  207.8         $ 243.0        $ 147.3



-----------------------------
(a) Includes fourth quarter write-downs of trading card and children's activity sticker goodwill of approximately $106.7 million. This charge was reflected in "Amortization and write-off of goodwill, intangibles and deferred charges". The charge was of a non-cash nature.
(b) Includes fourth quarter charges comprised of: a write-down of goodwill and other intangibles of approximately $278.5 million and a valuation allowance of approximately $32.2 million provided to offset deferred tax assets of certain subsidiaries that were previously recorded. These charges were reflected in "Amortization and write-off of goodwill, intangibles and deferred charges", and "Provision for income taxes", respectively. These charges were of a non-cash nature.
(c) The Company's consolidated statements of operations and financial position include the operations and financial position of Toy Biz since the Toy Biz IPO on March 2, 1995 through June 30, 1997 and the operations and financial position of SkyBox since its acquisition on April 27, 1995.
(d) During 1995, the Company recorded a $3.3 million extraordinary loss, net of taxes of $2.1 million, which represents a write-off of the related deferred financing costs associated with the termination of the term loan portion of its Amended and Restated Credit Agreement (as defined herein).
(e) The Company's consolidated statements of operations and financial position include the operations of Panini since its acquisition on September 1, 1994.
(f) The (loss) earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). For further discussion of (loss) earnings per share and the impact of FAS 128, see Note 3 of Notes to Consolidated Financial Statements.
(g) Certain liabilities have been classified to "Liabilities subject to settlement under reorganization" in accordance with bankruptcy reporting as prescribed in Statement of Position 90-7 ("SOP 90-7").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on fictional action adventure characters owned by the Company, licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. The Company also licenses the Marvel Characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions. The Company's products include comic book and other children's publications, sports and entertainment trading cards, activity stickers, adhesives and confectionery products.

RECENT DEVELOPMENTS - REORGANIZATION

         On December 27, 1996, the Debtor Companies filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code and were operating their businesses as debtors-in-possession under the control of the Bankruptcy Court until December 22, 1997, when the District Court appointed the Chapter 11 Trustee to replace the debtors-in-possession. In November 1997 the District Court withdrew the order referring the Marvel Cases to the Bankruptcy Court. Accordingly, the Marvel Cases are being heard in the District Court.

         As more fully described in "Description of Business", on October 7, 1997, Toy Biz announced an unsolicited merger proposal for the Company. On March 13, 1998, the District Court approved the disclosure statement for the Toy Biz Plan. The District Court had set May 4th and 5th, 1998 as the dates for a confirmation hearing for the proposed Toy Biz Plan. On April 13, 1998, the United States Court of Appeals for the Third Circuit issued an order granting a motion to expedite the appeal of a March 30, 1998 decision by the District Court regarding the Company's voting control over Toy Biz. Pending the expedited determination of this appeal, the order also stayed the effectiveness of the District Court's decision and the hearing scheduled for May 4, 1998 for confirmation of the Toy Biz Plan. The Chapter 11 Trustee, management of Toy Biz and the secured lenders of the Company are currently in negotiations attempting to settle the claims that are the subject of the appeal as well as other matters. There can be no assurance that such negotiations will be successful and that such claims will be settled. The Toy Biz Plan is subject to approval of the senior creditors of Marvel, who have agreed to support this plan, confirmation of the District Court and other conditions. There can be no assurance that the Toy Biz Plan will be confirmed.

         The Company has also received preliminary indications of interest from third parties to purchase the Company or all or part of the Company's assets. As of this date, the Company cannot predict whether any of these indications of interest will result in a more formal offer to purchase any or all of the Company or its assets, nor can the Company determine whether any such indications of interest will result in offers superior to the Toy Biz Plan. In the event that the Toy Biz Plan is not confirmed or that indications of interest do not result in offers, the Company's creditors or equity holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process or possible liquidation. Several third parties have conducted due diligence reviews with respect to the Company. The Chapter 11 Trustee has retained the services of an investment banking firm to assist him in this process.

RESULTS OF OPERATIONS

         In recent years there has been an overall decline in the comic book market, and more specifically, a significant reduction in speculative purchases of comic books and reduced readership, which has materially adversely affected the Company's publishing business. In response, the Company has undertaken several strategic actions to mitigate the effect of such contraction.

         Similarly, over the past few years, there has been a significant contraction in the sports trading card market related in part to fewer speculative purchases. In addition, fan interest in overall sports declined during that time, which adversely affected sports trading card sales and increased returns for those periods. The level of fan interest, although continuing to show some signs of improvement during 1997, has not returned to the levels experienced prior to the 1994-1995 labor situations in professional sports. The Company believes that these factors negatively affected the sports trading card business, which caused the Company to experience lower sales, higher returns and higher inventory obsolescence. In 1997, the Company discontinued unprofitable sports product lines and continued to focus on trading card specialty stores and select mass market accounts in an effort to reduce returns and inventory obsolescence.

         In 1994 and 1995, the sale of entertainment cards based on the Marvel Characters and third party licensed characters substantially offset the decline in sports trading cards. However, in 1996, the Company's sales of entertainment trading cards was adversely affected by lack of commercial success of properties licensed from third parties as well as the lower demand for trading cards based on comic book characters. In 1997, as a result of this significant contraction in the entertainment card market, the Company discontinued various unprofitable entertainment product lines. The combination of minimum royalty and advertising contractual commitments to licensors and declines in the Company's trading card net revenues have continued to significantly and adversely affect the profit margins of the trading card business and the Company anticipates a continued significant adverse effect on profit margins unless the current contractual commitments are successfully re-negotiated. The Company is attempting to re-negotiate such licenses but there can be no assurance these negotiations will be successfully concluded by the Company in light of its bankruptcy proceedings.

         Primarily in the second half of 1997, the Company further reduced its operating costs through the realignment of management functions which resulted in the termination of a number of highly compensated employees, the restructuring and consolidation of administrative staff and editorial staff, the improvement of the distribution of the Company's trading card products and other items to conserve cash within the Company. In the fourth quarter of 1996, the Company instituted a series of actions to reduce its operating costs. These actions include, the termination of certain employees and the closure of certain facilities and given the underlying weaknesses in certain of the Company's markets and the negative impact associated with the uncertainty surrounding its chapter 11 proceeding, the Company made additional provisions for returns and inventory obsolescence and provided additional reserves for other assets which it believed would not be realized. The aggregate amount of the foregoing charges was approximately $69.3 million, which includes restructuring charges of $15.8 million. These charges were reflected in various line items in the Company's Consolidated Statements of Operations.

         The Company believes that since, and in part as a result, of the commencement of the Company's chapter 11 proceedings, the Company has continued to experience weakness in all of its businesses.

         Currently there is no Company sponsored plan of reorganization. There can be no assurance that any plan of reorganization, including the Toy Biz Plan, will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, which includes continuing to solicit bids for the Company or parts thereof through an auction process or possible liquidation. There can be no assurance that upon consummation of a plan of reorganization that there will be improvement in the Company's financial conditions or results of operations. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

Basis For Management's Discussion And Analysis

         Since July 1, 1997, due to the dispute over Marvel's ability to control or influence Toy Biz and because Toy Biz ceased reporting its financial information to the Company, the Company deconsolidated Toy Biz. The Consolidated Financial Statements do not include any adjustments to its investment in Toy Biz since July 1, 1997. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations presented below compares only the Company's publishing, licensing, trading card and sticker, confectionery and adhesive businesses. The results of operations for Toy Biz included in the Company's Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, respectively are listed below

         TOY BIZ:

                                                Six months ended June 30, 1997     Year ended December 31, 1996
                                              ------------------------------     ---------------------------
Revenue                                                              $68.9                          $221.6
Cost of sales                                                         42.2                           116.5
Selling, general & administrative expenses                            27.8                            61.9
Depreciation and amortization                                          6.5                            15.7
Amortization of goodwill and intangibles                                .3                              .4
Interest expense, net                                                   .1                            (.6)
Provision (benefit) for income taxes                                 (3.2)                            11.1
                                              ------------------------------     ---------------------------
Income before minority interest                                      (4.8)                            16.6
Minority interest in (loss) earnings                                 (3.5)                            11.6
                                              ------------------------------     ---------------------------
Net (loss) income                                                    (1.3)                             5.0
                                              ==============================     ===========================

         The Company's net revenues were $402.8 million and $523.9 million in 1997 and 1996, respectively, a decrease of $121.0 million or 23.1%. This reflects a decrease of $90.7 million in net trading card and children's activity sticker revenues, a decrease of $15.0 million in publishing revenues, a decrease of $8.2 million in licensing revenues, and a $7.1 million decrease in other revenues. The decrease in net trading card revenues of $48.6 million was primarily due to the continuing general decline in the demand for trading cards, the discontinuance of unprofitable product lines and the Company's continued focus on trading card specialty stores and select mass market accounts which generally resulted in lower net revenues in 1997. In addition, net entertainment card revenues decreased due to lower sales of cards based on Marvel's comic book characters due in part to market conditions in the comic book specialty store market and, to a lesser extent, lower sales of cards in 1997 as compared to 1996 based on properties licensed from third parties. However, as compared to 1996, provisions for trading card sales returns were significantly lower, reflecting the Company's continued focus on its distribution strategy. The decrease in net children's activity sticker revenues of $42.1 million was due to market declines in Western Europe and lower net revenues in certain European markets principally due to lower net revenues from entertainment stickers based on properties licensed from third parties that had reduced commercial success in 1997 as compared to 1996. In addition, in 1996, there were increased levels of net sticker revenues resulting from the European Cup soccer tournament. The decrease in net publishing revenues was due to the impact on the Company of the continuing decline in the overall comic book market and the discontinuation of unprofitable children's magazines.

The decrease in licensing revenue was primarily due to the Company's bankruptcy and the lack of commercial success of the existing media exposure for the Company's characters in spite of existing media exposure. Pursuant to the agreement between Fox Kids Worldwide and the Company, the Company has a new animation series based on the Silver Surfer which began to air on the Fox Children's Network in February 1998. As a result of the Company's bankruptcy proceedings, potential licensors appear to be less willing to deal with the Company due to concern regarding the Company's future ownership and the ability of Marvel to support its programs. In addition, the decrease in licensing revenues was due to a lesser extent to the renegotiation of the America Online agreement with the Company which required a partial write-down in 1997 that had been previously recognized under the old agreement. The decrease in other revenues in 1997 was due to the sale of a portion of the confectionery business in 1997.

         Gross profit was $78.5 million and $104.0 million in 1997 and 1996, respectively, a decrease of $25.5 million. The decrease in gross profit was principally due to a decrease in net revenues in 1997. As a percentage of net revenues, gross profit was 19.5% in 1997 as compared to 19.9% in 1996. Gross profit for trading cards and stickers was significantly affected in 1997, as it was in 1996, as a result of relatively high minimum guarantee royalties compared to sales levels for certain trading card and sticker licensors.
This was partially offset by the increase in gross profit for publishing that resulted from the elimination of charges recorded in 1996 for unfavorable artist contracts.

         Selling, general & administrative ("SG&A") expenses were $127.2 million and $182.6 million in 1997 and 1996, respectively. The decrease of $55.4 million was mainly attributable to overhead reductions associated with the restructuring of the comic book publishing and distribution, trading card and confectionery operations and a realignment of management functions, the benefits of which will continue to accrue to the Company in the future. Additionally, as a result of lower sales, the Company reduced spending on advertising and promotional events. As a percentage of net revenues, SG&A was 31.6% in 1997 as compared to 34.9% in 1996.

         During the fourth quarter of 1996, the Company recorded a $15.8 million restructuring charge, which primarily represents the costs related to the closure of facilities, including severance related to terminated employees and other costs associated with the restructuring of its comic book distribution subsidiary and confectionery businesses.

         Depreciation and amortization was $11.3 million and $16.1 million in 1997 and 1996, respectively. The decrease of $4.8 million was primarily due to lower amortization of animation costs and the effects of certain write-downs of fixed assets in 1996.

         Amortization and write-off of goodwill, intangibles and deferred charges was $123.5 million and $302.9 million in 1997 and 1996, respectively. As described above, continuing operating losses in the trading card and sticker businesses through the fourth-quarter of 1997, as well as significant long-term changes in industry conditions which resulted in lower than expected fourth quarter sales, including basketball trading card sales, indicated to the Company, at that time, that there may be asset impairment. During the fourth quarter of 1997, the Company also completed its 1998 business plan which anticipates a continuation of the trend of lower revenues from the trading card and children's activity stickers businesses. Accordingly, the Company evaluated the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles, in accordance with its stated accounting policies and recorded a non-cash charge of approximately $106.7 million, of which $78.5 million related to trading cards and $28.2 million related to activity stickers. The Company had recorded a non-cash charge of approximately $278.5 million during the fourth quarter of 1996 resulting from an asset impairment related substantially to its trading card business, and to a lesser extent, its publishing business. See Note 13 of Notes to Consolidated Financial Statements.

         Interest expense, net was $46.2 million and $59.5 million in 1997 and 1996, respectively. The decrease in interest expense of $13.3 million primarily reflects a Bankruptcy Court ruling permitting the suspension of adequate protection payments by the Company on the Credit Agreements (excluding the Panini Term Loan Agreement) and therefore, in accordance with SOP 90-7, suspension of interest expense accruals. The unrecorded interest on the above for the period was $29.4 million. The decrease in interest expense was partially offset by the interest expense of $8.5 million on borrowings under the DIP Loan in 1997 and on other increased short-term borrowings.

         A loss of $4.7 million resulting from the sale of a portion of the Company's confectionery business was incurred in the 1997 period. The proceeds of $3.0 million were paid to the DIP lenders.

         In the third quarter of 1996, the Company sold 2.5 million shares of Toy Biz common stock and realized a gain of $22.0 million. See Note 4 of Notes to Consolidated Financial Statements.

         Equity in net loss of unconsolidated subsidiaries was $5.0 million and $1.2 million in 1997 and 1996, respectively. During 1997, the Company wrote-down the value of its Marvel themed restaurant by $5.5 million. The current plans for the Company are to operate one restaurant and to open a second restaurant and find alternative financing or licensing arrangements for a number of other restaurants in the future. As a result of these revised plans, the Company revalued its investment in these assets.

         Total bankruptcy reorganization items of $11.3 million for the 1997 period and $5.5 million for the 1996 period includes professional charges and other costs typical to those incurred by entities in bankruptcy. On June 17, 1997 the Bankruptcy Court ordered a suspension of the current payment of professional fees associated with the bankruptcy. However, on March 4, 1998, the District Court ordered the Company to pay $1.2 million on account of certain professional fees which will be paid in three equal installments over approximately a two month period. As of December 31, 1997, the unpaid professional fees described above were $7.3 million, however, such fees have not been approved by the District Court and may be reduced by such court.

         Provision for income taxes was $3.8 and $10.6 million in 1997 and 1996, respectively. The net tax provision in 1997 primarily represents certain current year foreign and state and local taxes and an adjustment to prior year deferred foreign taxes partially offset by a benefit for income taxes related to certain Panini entities. The Company has recorded no benefit in the 1997 consolidated statements of operations for any potential tax benefits from operating losses. In 1996, the net tax provision primarily represented the establishment of a valuation allowance against deferred tax assets partially offset by a U.S. federal and foreign tax benefit relating to losses generated from operations. Taxes paid with respect to the Company's income in the three year carryback period have been fully recaptured by loss carrybacks in prior years. Therefore, the 1997 loss cannot be carried back for a refund.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

Basis For Management's Discussion and Analysis

         The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below compare only the Company's publishing, licensing, trading card and sticker, confectionery and adhesive businesses.
The Company has eliminated the results of operations of Toy Biz from the discussion comparing the years ended December 31, 1996 and 1995. The results of operations for Toy Biz included in the Company's Consolidated Statements of Operations for the years ended December 31, 1996 and 1995, respectively, are listed below



         TOY BIZ:


                                                               Year ended              Year ended
                                                           December 31, 1996        December 31, 1995
                                                        ----------------------    ---------------------
Revenue                                                               $221.6                   $181.7
Cost of Sales                                                          116.5                     80.4
Selling, general & administrative expenses                              61.9                     44.0
Depreciation and amortization                                           15.7                     11.6
Amortization of goodwill and intangibles                                  .4                      0.1
Interest income, net                                                    (.6)                     (.9)
Provision (benefit) for income taxes                                    11.1                     18.7
                                                        ----------------------    ---------------------
Income before minority interest                                         16.6                     27.8
Minority interest in (loss) earnings                                    11.6                     17.6
                                                        ----------------------    ---------------------
Net (loss) income                                                       $5.0                    $10.2
                                                        ======================    =====================

         The Company's net revenues were $523.9 million and $647.2 million in 1996 and 1995, respectively, a decrease of $123.3 million or 19.1%. This reflects a decrease of $44.7 million in net publishing revenues, a decrease of $56.7 million in net trading card and sticker revenues, and a decrease of $34.7 million in licensing revenues, partially offset by a $12.8 million increase in other revenues. The decrease in net publishing revenues was due to the impact on the Company of the continuing decline in the overall comic book market, the reduction of marginally profitable titles resulting from the implementation of the Company's business strategy, and beginning in July 1995 the discontinuance of distribution by Heroes World of comic book publications other than the Company's titles. The decrease in net trading card revenues was primarily due to the continuing general decline in the demand for trading cards as well as the change in the Company's distribution of its trading cards to concentrate on trading card specialty stores and select mass market accounts which generally resulted in lower net revenues in 1996. In addition, net entertainment card revenues decreased due to lower sales of cards based on Marvel's comic book characters due in part to market conditions in the comic book specialty store market, as well as lower sales of cards based on properties licensed from third parties resulting from lower commercial success of such properties in 1996 as compared to 1995. However, as compared to 1995, provisions for trading card sales returns were significantly lower, reflecting the change in distribution and the inclusion in 1995 of a significant increase in sales returns allowances. Such lower sales return provisions, combined with the inclusion of net revenues from SkyBox for a full year in 1996 versus only eight months in 1995 (the acquisition of SkyBox was consummated on April 27, 1995), partially offset the lower sales discussed above. These decreases in net trading card revenues were partially offset by an increase in net revenues of stickers. This increase in net sticker revenues was due to the 1996 European Cup soccer tournament and expansion into new markets such as Brazil and Russia, and was partially offset by higher provisions for returns for stickers in 1996. In addition, the Company experienced lower net revenues in certain European markets principally due to reduced commercial success of entertainment stickers based on properties licensed from third parties in 1996 as compared to 1995. Licensing revenues decreased in 1996 as compared to 1995 primarily as a result of the lack of commercial success of the Company's characters in spite of existing media exposure, as well as non-repeating 1995 licensing revenues, which included certain significant long term licenses for particular licensing categories. Licensing revenues will vary from period to period depending on the volume and extent of licensing agreements entered into during any particular period, as well as the level and commercial success of the media exposure of the Marvel Characters. The improvement in other revenues was due to increased sales of adhesive paper by Panini.

         Gross profit was $104.0 million and $194.3 million in 1996 and 1995, respectively, a decrease of $90.3 million. As a percentage of net revenues, gross profit was 19.8% in 1996 as compared to 30.0% in 1995. The decrease in gross profit as a percentage of net revenues was due primarily to lower gross sales as well as the effect of higher return provisions for stickers, the effect of lower licensing revenues, an unfavorable product mix for trading cards as compared to 1995 and the effect of lower net trading card revenues without a corresponding decrease in royalty expense given minimum payment obligations for trading cards in 1996.

         SG&A expenses were $182.6 million and $182.7 million in 1996 and 1995, respectively. The decrease of $0.1 million was mainly attributable to a general reduction in overhead expenses associated with the restructuring of the trading card, publishing and confectionery operations offset by increased advertising, promotion and selling expenses of Panini and the inclusion of the operations of SkyBox for a full year in 1996 as compared to eight months in 1995. As a percentage of net revenues, SG&A was 34.9% in 1996 as compared to 28.2% in 1995.

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

         Depreciation and amortization was $16.1 million and $9.6 million in 1996 and 1995, respectively. The increase of $6.5 million was primarily due to the effect of certain write-downs of fixed assets and the amortization of animated film costs.

         Amortization and write-off of goodwill, intangibles and deferred charges was $302.9 million and $17.8 million in 1996 and 1995, respectively and write-off. The increase of $285.1 million mainly reflects the write-down of goodwill and other intangibles which was primarily due to the significant and long-term changes in industry conditions in trading cards and publishing. See Note 13 of Notes to Consolidated Financial Statements.

         Interest expense, net was $59.5 million and $44.1 million in 1996 and 1995, respectively. The increase in interest expense of $15.4 million primarily reflects the interest expense from the increased borrowings in 1995 under the U.S. Term Loan Facility in connection with the acquisition of SkyBox for a full year in 1996 versus only eight months in 1995, increased borrowings under the Credit Agreements and Panini's short term lines of credit, borrowings for the expansion of Panini's Adespan adhesives facility, and higher average borrowing rates.

         The gain on sale of Toy Biz common stock was $22.0 million in 1996 and $14.3 million from the Toy Biz IPO in 1995. See Note 4 of Notes to Consolidated Financial Statements.

         Provision (benefit) for income taxes was $10.6 million and $(13.0) million in 1996 and 1995, respectively. The net tax provision in 1996 primarily represents the establishment of a valuation allowance against deferred tax assets partially offset by a U.S. federal and foreign tax benefit relating to losses generated from operations. In 1995, the tax benefit primarily was a result of a U.S. federal benefit from losses in its publishing, licensing and trading card and confectionery operations, partially offset by taxes on income from foreign operations. As a result of the losses incurred during 1996, in 1997 the Company received an income tax refund of approximately $10.4 million under the Company's tax sharing agreement with certain Mafco affiliates.

         Total bankruptcy reorganization items of $5.5 million for the 1996 period includes professional charges and other costs typical to those incurred by entities in bankruptcy.

         In 1995, the Company recorded a $3.3 million extraordinary loss, net of taxes of $2.1 million, which represented a write-off of deferred financing costs associated with the permanent reduction of the term loan portion of the Amended and Restated Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         On December 27, 1996 in connection with the filing of their petition in the Bankruptcy Court, the Debtor Companies received approval to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, and debts due to its trade creditors and independent contractors and to continue funding its strategic initiatives. See "Description of Business". The unsecured creditors committee has applied under Rule 60-b of the Federal Rules of Civil Procedure for an order vacating the first day order concerning the payment of pre-petition debt. No hearing has occurred as of yet on this motion and none is scheduled by the District Court. Nevertheless, the Debtor Companies have discontinued the payment of such pre-petition debt and do not intend to make any payments regarding such debt without first applying to the District Court for approval.

         On January 24, 1997, the Bankruptcy Court approved the $100 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. The DIP Loan matured on June 30, 1997 and no repayment has occurred except for the cash proceeds of $3.0 million resulting from the sale of a portion of the Company's confectionery business in August 1997, and the current payment of interest and related administrative fees discussed below. The DIP Lenders have agreed to forbear from taking any action. Such forbearance is continuing on a daily basis. With a full reservation of all rights, the DIP Lenders and the pre-petition secured lenders have agreed to the Debtor Companies' continued use of cash collateral on the same terms and conditions and with most of the same protections as set forth in the current financing and cash collateral order approved by the Bankruptcy Court. There can be no assurance that the DIP Lenders and the pre-petition secured lenders will allow the Company to continue to use its cash collateral.

         The Company incurred significant cash operating losses during the first six months of 1997. Management of the Company believes the Company has adequate near-term working capital to fund normal operations until the third quarter of 1998. In connection with the appointment of the Chapter 11 Trustee for the Company, The Chase Manhattan Bank has advised the Company that it is willing to lead a syndicate to make loans to Marvel subject to execution of definitive documentation and agreement on key terms. The Chapter 11 Trustee has not determined that such additional financing is necessary. In any event, District Court approval is required for such additional loans to the Company and there can be no assurance such approval will be granted by the court.

         On June 5, 1997, the Bankruptcy Court approved an order suspending adequate protection payments being made by the Company to the Bank Lenders. As a result, the Company has ceased making interest payments on the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, and the Chase Revolving Line of Credit (as such terms are defined herein). The amount of the suspended adequate protection payment as of December 31, 1997 was $29.4 million and is not included in the liabilities of the Company reflected in the Consolidated Balance Sheets. The Company has, however, continued paying interest on the DIP Loan.

         The Company sold a portion of its confectionery business for a loss in August 1997. It has decided to sell the remaining portion of the confectionery business. In 1997, confectionery revenues represented approximately 6% of consolidated net revenues and the operations of the confectionery business incurred a loss of $5.3 million as compared to a loss of $1.1 million in 1996 (excluding non-recurring charges). The Company does not believe the confectionery business is essential to the operation of its business. If a sale of the remaining portion of the confectionery business were to occur, the net proceeds of such sale would be due to the Company's lenders in accordance with the terms of the Credit Agreements. However, the Company may seek to negotiate with its lenders to retain the net proceeds rather than enter into a replacement financing agreement. There can be no assurance that the Company will not incur a loss upon the sale of the remaining portion of the confectionery business or that the Company's lenders will permit it to retain the net proceeds of any such sale.

         In connection with the Company's use of cash collateral and the stipulation and order entered into on October 21, 1997, the Company received a tax refund from Mafco in the amount of $10.4 million and such funds were delivered to The Chase Manhattan Bank. Of this $10.4 million, The Chase Manhattan Bank transferred $4.2 million to Marvel and retained $6.2 million which was applied toward interest on the DIP Loan and related administrative fees through March 1998.

         Panini, a subsidiary of the Company that has not filed for protection under chapter 11 and therefore is not one of the Debtor Companies, has incurred operating losses over the last two years. In addition, in 1996, Panini suffered a fire at its adhesives facility which caused approximately $10.0 million in insured losses, of which the Company has not yet received a significant amount of the insurance proceeds. In July 1997, Panini suspended all payments of interest and principal under the Panini Term Loan Agreement. This action constituted an event of default under the Panini Term Loan Agreement and, consequently, the Company reclassified the Panini Term Loan to current liabilities. Through June 1997, the Company borrowed approximately $10.0 million under its DIP Loan to fund Panini's working capital needs.
In addition, on August 11, 1997, Panini entered into an agreement with The Chase Manhattan Bank for a loan of lire 27 billion (approximately $15.3 million based on exchange rates at December 31, 1997) to provide short term liquidity (the "Chase Short-Term Facility"). On August 5, 1997, the Company received approval from the Bankruptcy Court to guarantee the Chase Short-Term Facility. This guarantee is junior to all liens of DIP Lenders but is senior to the Secured Lenders. This loan is subject to a number of financial and other covenants and conditions of borrowing. As of December 31, 1997, the credit line was fully used. This loan expired on October 31, 1997, and by stipulation, the maturity date was extended to March 31, 1998. As a result of Panini's significant operating loss in 1997 and continued liquidity crisis, the Company was able to further extend the payment date of this loan to October 1998. The Company believes that Panini may need to enter into an additional credit facility to meet its cash requirements for the near term. In the event that Panini cannot obtain an additional credit facility, Panini may be required to sell some of its assets or the Company may be forced to obtain a replacement DIP Loan. However, there can be no assurance that the Company will be able to obtain a replacement DIP Loan which would allow the Company to transfer funds to Panini or that the Company will be successful in renegotiating additional lines of credit outside of the Debtor Companies. In the event operating losses continue in the future, there also can be no assurance that Panini will not become subject to reorganization proceedings in Italy, which could result in the Company writing off a portion of the remaining goodwill and other intangibles in Panini of $70.0 million while at the same time the Company would remain a guarantor under the Panini Term Loan Agreement and the Chase Short-Term Facility.

         The Company has loan and financing arrangements with several creditors. In April 1995, the Company entered into a $350.0 million term loan agreement (as amended) with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank as administrative agent (the "U.S. Term Loan Agreement"). On August 30, 1994, the Company entered into a $120.0 million revolving loan agreement with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "Amended and Restated Credit Agreement"). During March 1996, the Company entered into a $25.0 million revolving line of credit with The Chase Manhattan Bank (the "Chase Revolving Line of Credit"). On August 30, 1994, the Company, Panini and Insituto Bancario San Pado Di Torino S.p.A. entered into a term loan and guarantee agreement providing for a term loan credit facility of lire 244.5 billion (approximately $154.0 million based on exchange rates in effect on date of acquisition) (the "Panini Term Loan Agreement"). The U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, the Chase Revolving Line of Credit and the Panini Term Loan Agreement are collectively referred to herein as the "Credit Agreements."

         As of March 15, 1998, the Company's outstanding bank indebtedness was approximately $749.6 million, of which $91.2 million related to borrowings under the DIP Loan, $599.5 million related to borrowings under the Credit Agreements, approximately lire 25 billion (approximately $14.0 million based on exchange rates at March

15, 1998) relates to borrowings for Panini's Adespan adhesives facility, approximately lire 53.4 billion (approximately $29.8 million based on exchange rates at March 15, 1998) relates to borrowings under Panini's short term lines of credit and approximately lire 27 billion (approximately $15.1 million based on exchange rates at March 15, 1998) relates to borrowings under Panini's loan from The Chase Manhattan Bank.

         As part of the chapter 11 process, the Company has received a significant number of proofs of claims. The Company is currently in the process of reviewing these claims and believes that a majority of these claims may have been paid or are without merit. Although the Company believes that amounts recorded as of December 31, 1997 are adequate to cover the ultimate liability under these claims, there can be no assurance that these claims will not be settled for amounts in excess of these amounts.

         As chapter 11 debtors, the Debtor Companies may sell (subject, in certain circumstances, to District Court approval), or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. The amounts reported in the Consolidated Financial Statements do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might result as a consequence of actions taken pursuant to the bankruptcy or a plan of reorganization. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process or possible liquidation. In that event it is possible that certain assets would not be realized and additional liabilities and claims would be asserted which are not presently reflected in the consolidated financial statements and which are not presently determinable. The effect of any such assertion or non-realization could be material. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. In 1997 the Company recorded a non-cash write-down of goodwill of $106.7 million related to its trading card and sticker businesses.

         Net cash (used in) provided by operating activities was ($61.3) million, ($102.9) million and $3.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The use of funds in 1997 and in 1996 was principally due to the loss from operations and was partially offset by a decrease in working capital. In 1997, the Company recorded a non-cash charge of approximately $106.7 million related to the write-down of goodwill associated with its trading card and sticker businesses. In 1996 the Company recorded a non-cash charge of approximately $278.5 million related to the write-down of goodwill and other intangibles and the establishment of a valuation allowance of $32.2 million related to its deferred tax assets.

         Cash used in investing activities was $25.7 million, $10.8 million and $230.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The primary use of these funds in 1997 was for capital expenditures for the Company and for costs incurred with the construction of the Marvel Mania theme restaurant in Los Angeles. The primary use of cash in 1996 and 1995 was for capital expenditures for Panini's Adespan adhesives facility, tooling and molds and capitalized development costs related to Toy Biz. In 1996, these costs were partially offset by net proceeds from the Company's sale of a portion of its investment in Toy Biz. Capital expenditures for the Company are projected to approximate $5.0 million for the year ending December 31, 1998. The Company expects to incur approximately $1.4 million in net production costs and royalty advances for the SILVER SURFER animated series produced for the 1998 broadcast year.

         Since the Debtor Companies entered into bankruptcy on December 27, 1996 through the year ended December 31, 1997, they have incurred approximately $16.8 million in professional fees and other costs typical to those incurred by entities in bankruptcy. On June 17, 1997, the Bankruptcy Court ordered a suspension of the current payment of professional fees associated with the bankruptcy. As of December 31, 1997, unpaid professional fees included in accounts payable and accrued expenses were approximately $7.3 million. However, on March 4, 1998, the District Court ordered the Debtor Companies to pay $1.2 million of certain professional fees which will be paid in three equal installments over a sixty day period. In addition, the Debtor Companies have received invoices of approximately $2.2 million for fees rendered by professionals that have not been retained either by the Debtor Companies or an official committee of the bankruptcy proceedings or appointed by the District Court. These professionals filed a fee application with the District Court for services performed in 1997. The Debtor Companies has not accrued any of such fees. In the event the fees of such professionals are approved by the District Court, the Debtor Companies would be required to pay such fees.

         As previously discussed, NBAP has commenced litigation against Panini seeking approximately $57 million for accrued and unaccrued royalty and other payments under a license agreement with Marvel. Marvel has accrued unpaid minimum royalties due to NBAP through December 31, 1997 on its consolidated financial statements, but has not accrued for any future royalty payments that may be due to NBAP from Fleer/SkyBox. In order to avoid requiring a replacement loan facility, the Company has indicated to the District Court that it would prefer to pay royalties owed to NBAP after confirmation of a plan of reorganization. The Company is currently negotiating with NBAP to, among other things, reduce the minimum royalties due to NBAP pursuant to its license agreement with Marvel. There can be no assurance that such negotiations will be successful.

YEAR 2000

         The Company is in the process of developing a plan to address its Year 2000 needs. The Company has determined its current information systems are currently not Year 2000 compatible. Given the uncertainty of the Company due to the bankruptcy process, the Toy Biz Plan and indications of interest, the Company has not begun to allocate funds towards this matter. The Company intends to begin to allocate funds for Year 2000 compatibility on or about June 30, 1998. This schedule may not permit the Company to make these systems compatible on a timely basis. In addition, the cost to make these systems compatible is not known at this time. There can be no assurance that the Company will be successful in converting to Year 2000 capabilities, nor that it will have the funds necessary to perform the conversion.

RECENT PRONOUNCEMENTS

         In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). The Company is not required to disclose financial statements in accordance with FAS 130 until the first quarter of 1998, at which time it will reclassify interim financial statements for the prior year for comparative purposes.

         In 1997, the FASB issued Statement of Financial Accounting Standards No 131, "Disclosures about Segments of and Enterprise and Related Information" ("FAS 131"). The Company is not required to disclose segment information in accordance with FAS 131 until December 31, 1998, at which time it will restate prior years' segment disclosures to conform with FAS 131 segment presentation.


                          FORWARD-LOOKING STATEMENTS

         Statements in this annual report on Form 10-K for the year ended December 31, 1997 such as "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future financial performance. In addition to factors that may be described in the Company's Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the ability of the Debtor Companies to successfully reorganize in bankruptcy and the timing and outcome of such bankruptcy proceedings and the resolution of the Company's dispute with Toy Biz, (ii) the ability of the Company to obtain an additional or new debtor loan or other financing, (iii) continued weakness in the comic book market which cannot be overcome by the Company's new editorial, production and distribution initiatives in comic publishing; (iv) continued general weakness in the trading card and children's activity sticker markets;
(v) the effectiveness of the Company's changes to its trading card and publishing distribution; (vi) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues based on such characters; (vii) the lack of continued commercial success of properties owned by major licensors which have granted the Company licenses for its sports and entertainment trading card and sticker businesses; (viii) unanticipated costs or delays in completing projects associated with the Company's new ventures including media, interactive software and on-line services and theme restaurants; or (ix) the ability of the Company to make its information systems year 2000 compliant.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           None.

                                   PART III

         The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1998 annual meeting of stockholders, and if such proxy is not so filed, it will be filed as an amendment to the Form 10-K.


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

                  10.8 Marvel Entertainment Group, Inc. Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K").

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

                  10.19 Employment Agreement dated as of January 26, 1996, between the Registrant and Scott C. Marden. Incorporated by reference to Exhibit 10.19 to the 1996 10-K.

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

                  10.30 Consent Number Two and First Amendment dated as of March 1, 1996, to the Credit and Guarantee Agreement among the Registrant, Fleer Corp., the financial institutions from time to time parties thereto, the Co-Agents and Chemical Bank, as Administrative Agent. Incorporated by reference to
                           Exhibit 10.56 to the 1995 10-K

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

                  10.35 Standstill Agreement and Amendment dated as of December 20, 1996 among the signatories thereto. Incorporated by reference to Exhibit 10.35 to the 1996 10-K.

                  10.36 Consent Number Four and Second Amendment dated as of November 25, 1996, to the Credit and Guarantee Agreement among the Registrant, Fleer Corp., the banks and other financial institutions, from time to time as parties thereto and The Chase Manhattan Bank (formerly Chemical Bank) as administrative agent. Incorporated by reference to Exhibit 10.36 to the 1996 10-K.

                  10.37 Waiver Number One or Fifth Amendment, dated as of November 25, 1996, to the Amended and Restated Credit and Guarantee Agreement among the Registrant, Fleer Corp., the banks and other financial institutions from time to time as parties thereto and The Chase Manhattan Bank (formerly Chemical Bank) as administrative agent. Incorporated by reference to Exhibit 10.37 to the 1996 10-K.

                  10.38 Revolving Credit and Guaranty Agreement, dated as of December 27, 1996, among the Registrant, certain subsidiaries of the Registrant, the banks party thereto and The Chase Manhattan Bank, as agent. Incorporated by reference to Exhibit 10.38 to the 1996 10-K.

                  10.39 First Amendment to Revolving Credit and Guaranty Agreement, dated as of January 24, 1997 among the Registrant, certain subsidiaries of the Registrant, the banks party thereto and The Chase Manhattan Bank, as agent. Incorporated by reference to
                           Exhibit 10.39 to the 1996 10-K.

                  10.40 Second Amendment to Revolving Credit and Guaranty Agreement, dated as of February 11, 1997, among the Registrant, certain subsidiaries of the Registrant, the banks party thereto and The Chase Manhattan Bank, as agent. Incorporated by reference to
                           Exhibit 10.40 to the 1996 10-K.

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

                  10.45 Amendment dated November 22, 1995, to the License Agreement dated April 30, 1993, as amended, between Toy Biz, Inc. and the Registrant. Incorporated by reference to Exhibit 10.45 to the 1996 10-K.

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

                  21 Subsidiaries of the Registrant. Incorporated by reference to Exhibit 10.35 to the 1996 10-K.

                 *23.1     Consent of Ernst & Young LLP

                 *27.1     Financial Data Schedule for year ended December 31,
                           1997

                 *27.2     Financial Data Schedule for year ended December 31,
                           1996

         ------------------------------------------
         *   Filed herewith.


         (b) Reports on Form 8-K filed during the last quarter of the year ended December 31, 1997.

             Form 8-K was filed with the SEC on December 29, 1997 reporting with respect to Item 5, Other Events.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARVEL ENTERTAINMENT GROUP, INC.

                                                 (Registrant)



Dated: April 15, 1998           By:      /s/    Joseph Calamari
                                   -------------------------------------
                                                Joseph Calamari
                                                President and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: April 15, 1998           By:      /s/    Joseph Calamari
                                   -------------------------------------
                                                Joseph Calamari
                                                President and
                                                Chief Executive Officer


Dated: April 15, 1998           By:      /s/    August J. Liguori
                                   -------------------------------------
                                                August J. Liguori
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Dated: April 15, 1998           By:      /s/    John J. Gibbons
                                   -------------------------------------
                                                John J. Gibbons
                                                Trustee(*)

(*) Pursuant to an order of the Bankruptcy Court, the Trustee exercises the powers of the Board of Directors.

                       MARVEL ENTERTAINMENT GROUP, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                                                                              Page
                                                                                                              ----
Report of Independent Auditors................................................................................F - 2



Consolidated Balance Sheets as of December 31, 1997 and 1996..................................................F - 3



Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995...................F - 4



Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the years ended
         December 31, 1997, 1996, and 1995....................................................................F - 5



Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995....................F - 6



Notes to Consolidated Financial Statements....................................................................F - 7



Schedule II - Valuation and Qualifying Accounts *............................................................

* - All other schedules prescribed by the accounting regulations of the Commission are not required or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Chapter 11 Trustee
Marvel Entertainment Group, Inc.


         We have audited the accompanying consolidated balance sheets of Marvel Entertainment Group, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marvel Entertainment Group, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on December 27, 1996, the Company, together with eight of its subsidiaries, filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. The Company is currently operating its business under the jurisdiction of the Chapter 11 Trustee appointed by the United States District Court for the District of Delaware (the "District Court"), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of requisite parties under the United States Bankruptcy Code and confirmation of the District Court, the ability to comply with its debtor-in-possession financing agreement, resolution of various litigations against the Company, the Company's ability to make its information systems Year 2000 compliant, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. In addition, the Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flows and is currently in default under substantially all of its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

                                                             Ernst & Young LLP


New York, New York
April 14, 1998

                       MARVEL ENTERTAINMENT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
          (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                                                                                                   December 31,

                                                                                                 1997            1996
                                                                                                 ----            ----
ASSETS
Current assets:
Cash ..........................................................................................$   21.7       $   25.1
Accounts receivable, net ......................................................................    86.8          229.1
Inventories, net ..............................................................................    43.9           78.1
Deferred income taxes .........................................................................     2.0            6.2
Prepaid expenses and other ....................................................................    34.1           61.0
                                                                                               --------       --------
Total current assets ..........................................................................   188.5          399.5
Property, plant and equipment, net ............................................................    55.5           79.5
Goodwill and other intangibles, net ...........................................................   174.7          317.6
Investment in Toy Biz .........................................................................    33.0            -
Deferred charges and other ....................................................................    24.8           47.4
                                                                                               --------       --------
Total  Assets .................................................................................$  476.5       $  844.0
                                                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-Possession Loan .....................................................................$   91.2       $   10.0
Accounts payable ..............................................................................    78.3           98.5
Accrued expenses and other ....................................................................   127.3          174.7
Panini Credit Arrangements ....................................................................    39.5           37.3
Panini debt ...................................................................................   121.9           10.6
                                                                                               --------       --------
Total current liabilities .....................................................................   458.2          331.1
Long-term debt ................................................................................     8.5          145.0
Other long-term liabilities ...................................................................    19.6           20.4
Liabilities subject to settlement under reorganization ........................................   502.2          503.2
                                                                                               --------       --------
Total Liabilities .............................................................................   988.5          999.7
Minority interest in Toy Biz ..................................................................    --            100.6
Stockholders' deficit:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none issued ....................    --             --
Common Stock, $.01 par value; 250,000,000 shares authorized,
101,809,657 shares issued and outstanding at December 31, 1997 and 1996, respectively .........     1.0            1.0
Additional paid-in capital ....................................................................    93.1           93.1
Accumulated deficit ...........................................................................  (604.6)        (350.3)
Cumulative translation adjustment .............................................................    (1.5)          (0.1)
                                                                                               --------       --------
              Total Stockholders' Deficit .....................................................  (512.0)        (256.3)
                                                                                               --------       --------
              Total Liabilities and Stockholders' Deficit .....................................$  476.5       $  844.0
                                                                                               ========       ========



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       MARVEL ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
          (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                                                                               For the years ended December 31,
                                                                   --------------------------------------------------------
                                                                          1997                    1996            1995
                                                                   ------------------         ------------     ------------
Net revenues......................................................       $471.7                  $745.5           $828.9
Cost of sales.....................................................        366.5                   536.4            533.3
Selling, general & administrative expenses........................        155.0                   244.5            226.7
Restructuring charges.............................................         --                      15.8             25.0
Depreciation and amortization.....................................         17.8                    31.8             21.2
Amortization and write-off of goodwill, intangibles and deferred
  charges.........................................................        123.8                   303.3             17.9
Interest expense, net (contractual interest for the year ended
  December 31, 1997 was $77.1)....................................         46.3                    58.9             43.2
Foreign exchange loss/(gain), net.................................         (1.6)                    1.1             (0.4)
Loss on sale of portion of confectionery business.................          4.7                    --               --
Gain on sale of Toy Biz common stock..............................         --                      22.0             14.3
Equity in net (loss) income of unconsolidated subsidiaries
and other, net....................................................         (5.0)                   (1.2)             1.7
                                                                        ---------             ---------       ----------
Loss before reorganization items, provision for income taxes,
 minority interest and extraordinary item.........................       (245.8)                 (425.5)           (22.0)
Reorganization items..............................................         11.3                     5.5             --
                                                                        ---------             ---------       ----------
Loss before provision for income taxes, minority interest and
  extraordinary item..............................................       (257.1)                 (431.0)           (22.0)
Provision for income taxes........................................          0.6                    21.7              5.7
                                                                        ---------             ---------       ----------
Loss before minority interest and extraordinary item..............       (257.7)                 (452.7)           (27.7)
Minority interest in (loss) earnings of Toy Biz...................         (3.4)                   11.7             17.4
                                                                        ---------             ---------       ----------
Loss before extraordinary item....................................       (254.3)                 (464.4)           (45.1)
Extraordinary item, net of taxes..................................         --                      --               (3.3)
                                                                        ---------             ---------       ----------
Net loss..........................................................      ($254.3)                ($464.4)          ($48.4)
                                                                        =========             =========       ==========
Loss Per Common Share-Basic and Diluted:..........................
         Loss before extraordinary item...........................       ($2.50)                 ($4.56)          ($0.45)
         Extraordinary item.......................................         --                      --             ($0.03)
                                                                        ---------             ---------       ----------
         Net loss per share.......................................       ($2.50)                 ($4.56)          ($0.48)
                                                                        =========             =========       ==========
         Common shares outstanding - Basic and Diluted (in millions)      101.8                   101.8            101.3
                                                                        =========             =========       ==========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       MARVEL ENTERTAINMENT GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                             (DOLLARS IN MILLIONS)




                                                                       (ACCUMULATED
                                                    ADDITIONAL          DEFICIT) /           CUMULATIVE
                                                      PAID-IN            RETAINED            TRANSLATION
                                 COMMON STOCK         CAPITAL            EARNINGS            ADJUSTMENT         TOTAL
                                 -------------     --------------     ----------------      --------------    -----------
Balance at January 1, 1995             $1.0             $81.2             $162.5                ($1.7)            $243.0

Exercise of stock options....           -                 8.1                -                    -                  8.1

Tax benefit from exercise of
stock options................           -                 3.1                -                    -                  3.1

Currency translation
adjustment...................           -                 -                  -                    2.0                2.0

Net loss.....................           -                 -                (48.4)                 -                (48.4)
                                 -------------     --------------     ----------------      --------------    -----------

Balance at December 31, 1995.
                                        1.0              92.4              114.1                  0.3              207.8

Exercise of stock options....           -                 0.5                -                    -                  0.5

Tax benefit from exercise of
stock options................           -                 0.2                -                    -                  0.2

Currency translation
adjustment...................           -                 -                  -                   (0.4)              (0.4)

Net loss.....................           -                 -               (464.4)                 -               (464.4)
                                 -------------     --------------     ----------------      --------------    -----------

Balance at December 31, 1996.
                                        1.0              93.1             (350.3)                (0.1)            (256.3)

Currency translation
adjustment...................           -                 -                  -                   (1.4)              (1.4)

Net loss.....................           -                 -               (254.3)                 -               (254.3)
                                 -------------     --------------     ----------------      --------------    -----------
Balance at December 31, 1997.
                                       $1.0             $93.1            ($604.6)               ($1.5)           ($512.0)
                                 =============     ==============     ================      ==============    ===========


       The accompanying Notes to Consolidated Financial Statements are in integral part of these statements.

                       MARVEL ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
          (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)


                                                                                    For the years ended December 31,

                                                                                  1997            1996            1995
                                                                                  ----            ----            ----
Cash flows from operating activities:
Net loss ...................................................................   ($ 254.3)       ($ 464.4)       ($  48.4)
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
     Depreciation and amortization .........................................       34.9            56.6            39.2
     Writedown of goodwill and other intangibles ...........................      106.7           278.5            --
     Provision (benefit) for deferred income taxes .........................       --              24.2            (5.2)
     Extraordinary item, net ...............................................       --              --               3.3
     Undistributed earnings of unconsolidated subsidiaries .................        5.0            (0.8)           (1.7)
     Distributions from unconsolidated subsidiary ..........................       --              --               3.0
     Gain from sale of Toy Biz common stock ................................       --             (22.0)          (14.3)
     Minority interest in earnings (loss) of Toy Biz .......................       (3.4)           11.7            17.4
     Loss on sale of a portion of confectionery business ...................        4.7            --              --
     Other .................................................................       --              --              (0.5)
     Changes in assets and liabilities, net of effect of
        acquisitions and a previously unconsolidated
        subsidiary:
       Decrease (increase) in accounts receivable, net .....................       56.9             8.1            (7.5)
       Decrease (increase) in inventories ..................................        3.4             2.1            (9.1)
       Decrease (increase) in other assets .................................       (0.8)            6.7           (19.3)
       (Decrease) increase in accounts payable .............................       (1.1)           (8.3)           14.9
           (Decrease) increase in accrued expenses and other ...............      (13.3)            4.7            31.7
                                                                               --------        --------        --------
       Total adjustments: ..................................................      193.0           361.5            51.9
                                                                               --------        --------        --------
         Net cash (used in) provided by operating activities ...............      (61.3)         (102.9)            3.5
                                                                               --------        --------        --------
         Cash flows from investing activities:
     Capital expenditures ..................................................      (17.4)          (43.2)          (42.5)
     Net proceeds from sale of investment in Toy Biz .......................       --              35.7            --
     Cash proceeds from sale of a portion of confectionery business ........        3.0            --              --
     Acquisition of SkyBox, net of cash and cash equivalents acquired ......       --              --            (162.5)
     Other acquisitions, net of cash and cash equivalents acquired .........       (3.9)           --             (27.5)
     Other investing activities ............................................       (7.4)           (3.3)            2.0
                                                                               --------        --------        --------
         Net cash used in investing activities .............................      (25.7)          (10.8)         (230.5)
                                                                               --------        --------        --------
         Cash flows from financing activities:
     Net (repayments) borrowings under term portion of credit
         agreements ........................................................       (5.1)           (5.3)          184.8
     Net borrowings under revolving portion of credit agreement ............       --              47.5             5.0
     Net borrowings under Debtor-in-Possession Loan ........................       81.2            10.0            --
     Net borrowings under credit agreement and other debt ..................       13.1            27.0            20.2
     Net proceeds to Toy Biz from common stock offerings ...................       --               9.3            44.1
     Proceeds from exercise of stock options ...............................       --               0.5             8.1
     Debt issuance costs ...................................................       --              (3.2)           (9.6)
     Other financing activities ............................................       --              (1.0)            0.4
                                                                               --------        --------        --------
         Net cash provided by financing activities .........................       89.2            84.8           253.0
                                                                               --------        --------        --------
         Effect of exchange rate changes on cash ...........................       (1.0)            0.4             2.0
                                                                               --------        --------        --------
         Cash balance from previously
           (consolidated)/unconsolidated subsidiary ........................       (4.6)           --               7.5
                                                                               --------        --------        --------
         Net (decrease) increase in cash ...................................       (3.4)          (28.5)           35.5
         Cash, at beginning of period ......................................       25.1            53.6            18.1
                                                                               --------        --------        --------
         Cash, at end of period ............................................   $   21.7        $   25.1        $   53.6
                                                                               ========        ========        ========


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)


1.       BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

         Marvel Entertainment Group, Inc. ("Marvel" and together with its subsidiaries, the "Company") was incorporated on December 2, 1986, in the State of Delaware. On December 27, 1996, Marvel along with eight of its operating and inactive subsidiaries (together with Marvel, the "Debtor Companies") commenced cases (the "Marvel Cases") under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") by filing voluntary petitions for relief in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). The filing by the Debtor Companies of their voluntary petitions for reorganization operated as an automatic stay against the commencement or continuation of any judicial, administrative or other proceedings against the Debtor Companies, any act to obtain possession of property of or from the Debtor Companies, or any act to create, perfect or enforce any lien against property of the Debtor Companies, with certain exceptions under the Bankruptcy Code. Consequently, the Debtor Companies' creditors are prohibited from attempting to collect pre-petition debts without the consent of the Bankruptcy Court. Any creditor may seek relief from the automatic stay and, if applicable, enforce a lien against any security, if authorized to do so by the Bankruptcy Court. In November 1997, the United States District Court for the District of Delaware (the "District Court") withdrew the order referring the Marvel Cases to the Bankruptcy Court. Accordingly, the Marvel Cases are being heard in the District Court.

         The accompanying consolidated financial statements include the accounts of Marvel Entertainment Group, Inc. and its subsidiaries. The consolidated financial statements of the Company include the operations of SkyBox International Inc. and its subsidiaries (collectively, "SkyBox") from the date of its acquisition on April 27, 1995, and the consolidation of Toy Biz, Inc. and its subsidiaries (collectively "Toy Biz") since its initial public offering on March 2, 1995 (the "Toy Biz IPO") through June 30, 1997. Since July 1, 1997, due to the dispute over Marvel's ability to control or influence Toy Biz and because Toy Biz ceased reporting its financial information to the Company, the Company deconsolidated Toy Biz (see Note 4). The Company's operations currently consist of (i) the publication and sale of comic books and children's magazines, (ii) the manufacture and distribution of sports and entertainment trading cards and children's activity sticker collections, (iii) licensing of the various characters owned by the Company for consumer products, media and advertising-promotion and (iv) the manufacture and distribution of adhesives and confectionery products. All significant intercompany transactions and accounts have been eliminated in consolidation.

         The Debtor Companies have been in bankruptcy since December 27, 1996. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of requisite parties under the United States Bankruptcy Code and confirmation of the District Court, the ability to comply with its debtor-in-possession financing agreement, resolution of various litigations against the Company, the Company's ability to make its information systems Year 2000 compliant, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. In addition, the Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flows and is currently in default under substantially all of its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Since July 1, 1997, Toy Biz ceased reporting its financial information to the Company and as a result, the Company deconsolidated Toy Biz and its investment has been reflected in the Company's Consolidated Financial Statements under the equity method of accounting. The Consolidated Financial Statements do not include any adjustments to its investment in Toy Biz for the results of operations of Toy Biz since that date.

         If a plan of reorganization regarding the Debtor Companies is confirmed, the consolidated results of operations and the financial condition of the Company may be materially affected.


2.       CHAPTER 11 REORGANIZATION

Operating Companies

         Marvel Parent Holdings, Inc. ("Marvel Parent") was an indirect wholly owned subsidiary of Andrews Group Incorporated ("Andrews Group"), a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco", and together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman. As of December 31, 1996, Mafco beneficially owned

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)


approximately 81.2% of the Common Stock of the Company. As more fully discussed below, bankruptcy proceedings commenced under chapter 11 by Marvel Parent and its affiliates have resulted in the loss of control of Marvel by such entities.

         The Company experienced significant operating losses during 1995 and 1996, and failed to satisfy certain financial covenants contained in the Credit Agreements (see Note 5) beginning in the fall of 1996. The Company commenced discussions in the fall of 1996 with Andrews Group, its then indirect parent, regarding an equity infusion in order to provide for the Company's cash requirements and with The Chase Manhattan Bank, agent bank for the Credit Agreements, regarding a restructuring of the Credit Agreements.

         On December 27, 1996, Marvel along with eight of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"), SkyBox International, Inc. ("SkyBox"), Marvel Characters, Inc., Heroes World Distribution, Inc. ("Heroes World"), The Asher Candy Company, Malibu Comics Entertainment, Inc. ("Malibu"), Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (together with Marvel, the "Debtor Companies") commenced the Marvel Cases in the Bankruptcy Court. Panini S.p.A. ("Panini") and Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the joint venture developing Marvel Mania restaurants), which were then active subsidiaries of Marvel, and Toy Biz, Inc. ("Toy Biz"), an affiliate of Marvel, as well as certain other inactive subsidiaries, did not file petitions under the Bankruptcy Code.

         As part of the first day order in the Marvel Cases, the Debtor Companies received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, debts due to its trade creditors and independent contractors and to continue funding its strategic initiatives. As discussed below, the unsecured creditors committee has applied for an order vacating the first day order. In January 1998, the Debtor Companies ceased making payments on pre-petition obligations.

         On January 24, 1997 the Bankruptcy Court approved a $100 debtor-in-possession financing facility (the "DIP Loan"), which was provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank (the "DIP Lenders"). As of December 31, 1997, the current outstanding debt under this facility was $91.2. The DIP Loan matured on June 30, 1997 and no repayment has occurred except for $3.0, the cash resulting from the sale of a portion of the Company's confectionery business in August 1997, and the current payment of interest and related administrative fees. The DIP Lenders have agreed to forbear from taking any action. Such forbearance is continuing on a daily basis. In connection with the appointment of the Chapter 11 Trustee for the Company as more fully discussed herein, The Chase Manhattan Bank has advised the Company that it is willing to lead a syndicate to make loans to Marvel subject to execution of definitive documentation and agreement on key terms. The Chapter 11 Trustee has not determined that such additional financing is necessary. In any event, District Court approval is required for such additional loans to the Debtor Companies and there can be no assurance such approval would be granted by the court.

         On February 12, 1997, the Office of the United States Trustee appointed a committee of equity security holders of the Debtor Companies under
Section 1102(a)(1) of the Bankruptcy Code (the "Equity Committee"). As of April 14, 1998, the Equity Committee consists of: Karen Nagel, Esq., Marty Solomon, Peter E. Kelly, Jr., Gladys V. Veidemanis and Ronald Cantor.

         On October 22, 1997, the Office of the United States Trustee appointed a committee of unsecured creditors of the Debtor Companies. As of April 14, 1998, such committee is comprised of: James E. Ladd, Jr.,
Standard Folding Cartons, Inc., Frank J. O'Connell, Scott M. Rosenberg and Snyder Ventures, Inc. The unsecured creditors committee has applied under Rule 60-b of the Federal Rules of Civil Procedure for an order vacating the first day order concerning the payment of pre-petition debt. As of April 14, 1998, no hearing has occurred as of yet on this motion and none is scheduled by the District Court. Nevertheless, the Debtor Companies have discontinued the payment of such pre-petition debt and do not intend to make any further payments regarding such debt without first applying to the District Court for approval.

         As a result of the several failed attempts at a plan of reorganization, the acrimony among the parties involved, the conflicts of interest between the parties and the significant amount of professional fees and other bankruptcy related costs incurred by the Company, on December 22, 1997, John
J. Gibbons was appointed as Chapter 11 Trustee for the Company. The order appointing the Chapter 11 Trustee was appealed by certain creditors of the Company and was affirmed on March 25, 1998 by the United States Court of Appeals for the Third Circuit.

         The Chapter 11 Trustee has all of the powers of management and the Board of Directors of the Debtor Companies to operate and manage the Debtor Companies, but generally may not engage in transactions outside the ordinary course of business without approval, after notice and hearing of the District Court. Since the appointment of the Chapter 11 Trustee, the Board of Directors of Marvel no longer controls the business of Marvel.

Plans of Reorganization

         On December 27, 1996, Marvel filed a Plan of Reorganization (as amended, the "Initial Plan") which contemplated that pursuant to a stock purchase agreement dated December 26, 1996, between Andrews Group and Marvel, Andrews Group, or an affiliate thereof, would acquire from Marvel a number of shares of common stock (or its equivalent) that would represent 80.1% of the shares of a reorganized Marvel after giving effect to such acquisition, in consideration for $365 in cash or, at the option of Andrews Group, shares of Class A Common Stock of Toy Biz, or a combination of the foregoing (the "Andrews Investment"). The Initial Plan contemplated that in connection with the Andrews Investment, the Company would acquire the Class A Common Stock of Toy Biz not owned by Marvel, Andrews Group or their affiliates pursuant to various agreements with the principal stockholders of Toy Biz.

         On March 7, 1997, Andrews Group exercised its right to terminate the stock purchase agreement with the Company. On the same date, Andrews Group informed Toy Biz and the two principal stockholders of Toy Biz (other than the Company) that, as a result of the termination of the Andrews Investment, a condition to closing under the agreements that provided for the purchase of the Class A Common Stock of Toy Biz would not be satisfied, that Andrews Group did not intend to waive the satisfaction of such condition and therefore the transaction contemplated by such agreements would not be consummated. As a consequence of the termination of the stock purchase agreement and the Andrews Investment, the Initial Plan was withdrawn.

         On July 10, 1997 it was announced that Marvel, High River Limited Partnership ("High River"), Westgate International, L.P. ("Westgate"), Toy Biz, Isaac Perlmutter, Avi Arad and The Chase Manhattan Bank had reached agreement in principle on certain key economic terms relating to the Marvel Cases. The agreement in principle provided that, pursuant to a plan of reorganization (the "July Proposal") to be proposed by the Company, Marvel and Toy Biz would be combined in a transaction in which the stockholders of Toy Biz (other than the Company) would have received, in exchange for their Toy Biz shares, 49% of the outstanding shares of common stock of the Company, as reorganized.

         Additionally, pursuant to the July Proposal, the currently outstanding shares of Marvel common stock, par value $.01 per share (the "Common Stock"), would have been canceled and Marvel's equity holders (including the holders of certain notes issued by the Holding Companies) would have been offered rights to purchase on a pro rata basis: (1) new shares equal to 51% of outstanding common stock of the reorganized company for an aggregate price of $170.0 and (2) $225.0 of new debt securities of the reorganized company. High River and Westgate would have appointed a majority of the board of directors of the reorganized company. High River and Westgate were to have purchased all of the pre-petition and post-petition claims and liens of the secured lenders of the Company, except for certain debt of Panini and Fleer/Sky Box, and the proceeds of the rights offering would have been used to retire all of the bank claims so acquired by High River and Westgate.

         Consummation of the July Proposal was subject to: (1) negotiation and execution of definitive documentation regarding the agreement; (2) approvals of the Boards of Directors of Marvel and Toy Biz; (3) approval by holders of at least 67% in principal amount and 51% in number of secured lender claims (other than secured lender claims against Panini); and (4) approval of the Bankruptcy Court. The parties, however, could not reach agreement on definitive documentation and as a result, the July Proposal was terminated.

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)

         On September 29, 1997, it was announced that Marvel had reached an agreement with its primary lenders, led by The Chase Manhattan Bank, that would allow it to emerge from bankruptcy protection. High River and Westgate had agreed to purchase pre-petition and post-petition bank claims from lenders in exchange for $385.0 in cash and the transfer by Marvel of the common stock of Panini owned by Marvel. High River and Westgate funded an escrow account in the amount of $385.0 in order to consummate the agreement. The agreement however, was subject to approvals from at least 67% in principal amount and a majority in number of members of the bank syndicate, as well as the Bankruptcy Court. On October 8, 1997, The Chase Manhattan Bank advised Marvel that although a majority in number of the bank lenders had approved the agreement, less than the required 67% in principal amount of the bank debt had approved the agreement and, accordingly, the $385.0 deposit was returned to High River and Westgate and the agreement in principle was terminated.

         In September 1997, prior to the appointment of the Chapter 11 Trustee, the Company, as debtor-in-possession, filed a plan of reorganization with the Bankruptcy Court. The Court has not set a date for a confirmation hearing on this plan and the Company has indicated that it will not proceed with this plan given the appointment of the Chapter 11 Trustee.

         On October 7, 1997, Toy Biz announced an unsolicited merger proposal for Marvel (the "Toy Biz Plan"). Under the Toy Biz Plan, shares of Toy Biz common stock would convert into equal number of shares of common stock in the combined company, giving Toy Biz stockholders (other than Marvel) an ownership interest of approximately 41% in the combined company. Marvel's senior secured creditors and DIP Lenders would receive approximately $230.0 in cash from new borrowings and Marvel's senior secured creditors would also receive common and convertible preferred stock, giving them a 40% ownership interest in the combined company. The Toy Biz Plan also provides for new investors to purchase $90.0 in convertible preferred stock, giving them an ownership interest of approximately 19% in the combined company.

         Under the Toy Biz Plan, unsecured creditors of the Company will receive, on a pro rata basis, a cash distribution of 15% of the amount of the allowed unsecured claims plus $2.0, up to a maximum of $8.0. In addition, unsecured creditors of the Company would receive warrants to purchase up to
1.75 million shares of common stock in the combined Toy Biz/Marvel company. The warrants would have a four-year term and would be exercisable at a price of $17.25 per share. Furthermore, shareholders in the Company would receive warrants to purchase up to 4 million shares of common stock in the combined company for 6 months following consummation of the Toy Biz Plan at an exercise price of $15.00 per share. Finally, holders of allowed unsecured claims would be entitled to receive distributions from any recovery on certain litigation. The Toy Biz Plan is subject to confirmation by the District Court and the approval of the senior secured creditors of the Company, who have agreed to support this plan. There can be no assurance that the Toy Biz Plan will be confirmed.

         On March 13, 1998, the District Court approved the disclosure statement for the Toy Biz Plan. The District Court has set May 4th and 5th, 1998, as the dates for a confirmation hearing for the proposed Toy Biz Plan. On April 13, 1998, the United States Court of Appeals for the Third Circuit issued an order granting a motion to expedite the appeal of a March 30, 1998 decision by the District Court regarding the Company's voting control over Toy Biz. Pending the expedited determination of this appeal, the order also stayed the effectiveness of the District Court's decision and the hearing scheduled for May 4, 1998 for confirmation of the Toy Biz Plan. The Chapter 11 Trustee, management of Toy Biz and the secured lenders of the Company are currently in negotiations attempting to settle the claims that are the subject of the appeal as well as other matters. There can be no assurance that such negotiations will be successful and that such claims will be settled.

         In addition to the Toy Biz Plan, the Company has received preliminary indications of interest from third parties to purchase the Company or all or part of the Company's assets. As of this date, the Company cannot predict whether any of these indications of interest will result in a more formal offer to purchase any or all of the Company or its assets, nor can the Company determine whether any such indications of interest will result in offers superior to the Toy Biz Plan. Several third parties have conducted due diligence reviews with respect to the Company. The Chapter 11 Trustee has retained the services of an investment banking firm to assist him in this process.

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)

         There can be no assurance that any plan of reorganization, including the Toy Biz Plan, will be confirmed under the Bankruptcy Code.

         If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process, or possible liquidation.

Holding Companies

          Marvel Holdings, Inc. ("Holdings"), Marvel Parent, Marvel III Holdings, Inc. ("Marvel III", and collectively with Holdings and Marvel Parent, the "Holding Companies") own approximately 78% of common stock of Marvel.

         Each of the Holding Companies has issued debt obligations (collectively, the "Notes") pursuant to certain indentures (collectively, the "Indentures"), which debt is secured, in part, by shares of Common Stock of Marvel owned by such Holding Company. Approximately 77.3 million shares of Common Stock of Marvel are pledged to secure the Notes. The debt issued by Marvel Parent was additionally secured by 100% of the issued and outstanding shares of common stock of Holdings ("Holding Stock").

         On December 27, 1996, the Holding Companies filed voluntary petitions for relief under the Bankruptcy Code with the Bankruptcy Court. The chapter 11 cases commenced by the Holding Companies (the "Holding Cases") have not been procedurally consolidated with the Marvel Cases and are not jointly administered with the Marvel Cases. The filing by the Holding Companies of voluntary petitions for reorganization operated as an automatic stay against the commencement or continuation of any judicial, administrative or other proceedings against the Holding Companies, any act to obtain possession of property of or from the Holding Companies, or any act to create, perfect or enforce any lien against property of the Holding Companies, with certain exceptions under the Bankruptcy Code.

         On January 9, 1997, the United States Trustee appointed an Official Bondholder Committee (the "Bondholder Committee") to represent the interest of all holders (collectively, the "Noteholders") of the Notes. The Bondholder Committee is currently comprised of High River, Westgate, Schultz Investments, WHERCO, Inc., M3, LLC and United Equities Commodities Company.

         The commencement of the Holding Cases was an event of default under each of the Indentures. On January 13, 1997, the Bondholder Committee filed a motion (the "Lift Stay Motion") with the Bankruptcy Court seeking an order lifting the automatic stay in the Holding Cases and thus permitting the trustee under the Indentures (the "Indentures Trustee") to vote the shares of stock pledged to secure repayment of the Notes, including (i) 100% of the Holding Stock (ii) 100% of the stock of Marvel Parent and (iii) approximately 78.8% of the Marvel Common Stock (collectively, the "Pledged Stock"). On January 13, 1997, The Bank of New York, then trustee under the Indentures, joined in the Lift Stay Motion, and on January 30, 1997, LaSalle National Bank (after its appointment as the successor trustee under the Indentures) also joined in the Lift Stay Motion. On February 26, 1997, the Bankruptcy Court entered an order granting the Lift Stay Motion and permitting the Bondholder Committee and the Indentures Trustee, on behalf of the Noteholders, to vote the Pledged Stock (the "Lift Stay Order"). On February 27, 1997, the Company and the Holding Companies filed a notice of appeal with respect to such Lift Stay Order.

         On March 19, 1997, the Bondholders Committee notified the Company that on March 25, 1997 it would cause the Indentures Trustee to vote the Pledged Stock to replace the Board of Directors of Marvel. On March 24, 1997, at the request of Marvel and its pre-petition bank lenders (the "Bank Lenders"), the Bankruptcy Court issued a

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)

restraining order (the "Stay Order") enjoining the Bondholder Committee and the Indentures Trustee from voting the Pledged Stock or otherwise replacing the Board of Marvel without first seeking and obtaining relief from the automatic stay imposed under the Bankruptcy Code in the Marvel Cases. The Stay Order, however, did not prevent the holders of the Notes issued by Marvel Parent from exercising voting power over the Holding Stock for the purpose of removing and replacing the Board of Directors of Holdings.

         On April 24, 1997, the Indentures Trustee, at the direction of the holder of a majority of the Notes issued by Marvel Parent, removed the members of the Board of Directors of Holdings and appointed Carl C. Icahn, Vincent J. Intrieri and Robert J. Mitchell to the Holdings Board. As a result, Marvel was no longer consolidated for federal income tax purpose with Mafco. As a result of such tax deconsolidation, the Company will retain an allocated portion, if any, of net operating loss carryforwards of the Mafco affiliated group. Such allocation is not yet determinable (See Note 7).

         Between March 24, 1997 and June 20, 1997, Marvel and the Bank Lenders requested action by the Bankruptcy Court and the District Court seeking, among other things, to prevent the Noteholders and Holdings from exercising voting authority with respect to the shares of Common Stock of Marvel owned by Holdings for the purpose of removing the existing Board of Directors of Marvel and replacing it with the New Board (as defined below). At the same time, the Bondholder Committee and Indentures Trustee also requested action by the Bankruptcy Court and the District Court seeking to permit the Noteholders and/or Holdings to exercise voting authority over such shares for such purpose. Such litigation culminated in the issuance of an order by the District Court vacating the Bankruptcy Court's Stay Lift Order effective as of 5:00 p.m. (New York time) on June 20, 1997. The effect of such order was to permit Holdings, as a majority stockholder of Marvel, to vote such stock to remove the existing Board of Directors of Marvel and replace it with a new board of directors (the "New Board") which was comprised of the following directors: Carl C. Icahn, Harold First, Charles K. MacDonald, Glen Adams, J. Winston Fowlkes, III, Robert J. Mitchell, Jouko T. Tamminen, Vincent J. Intrieri, and Michael J. Koblitz. Jouko T. Tamminen resigned from the Board of Directors effective August 3, 1997. Additionally, the New Board by written consent amended and modified Marvel's By-laws to provide that Marvel's Board of Directors shall be composed of nine persons or such other number of persons as may thereafter be fixed by Marvel's Board of Directors. As a result of the replacement of the existing board with the New Board, Toy Biz has taken the position that a change in control of Marvel occurred and that pursuant to the provisions of the stockholder agreement between the Company, Toy Biz and certain other stockholders of Toy Biz, the Company's shares of Toy Biz Class B common stock automatically converted to Class A common stock of Toy Biz, reducing the Company's voting control of Toy Biz from 78.4% to 26.6%. The Company disputes Toy Biz's position and maintains that it continues to own Class B common stock of Toy Biz. On March 30, 1998, the District Court issued an order in favor of Toy Biz on this issue. The Company and other interested parties have filed an appeal of this determination to the United States Court of Appeals for the Third Circuit. The Chapter 11 Trustee, management of Toy Biz and the secured lenders of the Company are currently in negotiations attempting to settle the claims that are the subject of the appeal as well as other matters. There can be no assurance that such negotiations will be successful and that such claims will be settled.

         On March 3, 1998, the District Court entered an order permitting the distribution to the Noteholders of up to 12.5 million outstanding shares of Common Stock of Marvel which were pledged to secure the Notes. Further, the order authorized the sale by Holdings for cash of an additional 2.5 million shares of Common Stock of Marvel currently held by Holdings in escrow to pay certain administrative expenses. The Indentures Trustee subsequently sought an order from the District Court permitting the distribution to the Noteholders of additional shares of Common Stock which were pledged to secure the Notes. By an order dated April 9, 1998, the District Court authorized the distribution to the Noteholders of an additional 21.5 million shares of Common Stock and the sale of approximately 400,000 additional shares of Common Stock currently held by Holdings to pay certain administrative expenses.

Other:

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)

         As part of the chapter 11 process, the Debtor Companies have received a significant number of proofs of claims. The Company is currently in the process of reviewing these claims and believes that a majority of these claims may have been paid or are without merit. Although the Company believes that amounts recorded as of December 31, 1997 are adequate to cover the ultimate liability under these claims, there can be no assurance that these claims will not be settled for amounts in excess of these amounts.

         Financial accounting and reporting during a chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be subject to settlement, have been classified as obligations subject to chapter 11 settlement under reorganization and consist of the following estimated amounts:


                                                                       December 31, 1997         December 31, 1996
                                                                    -----------------------    ----------------------
Total accrued expenses                                                $              13.7        $             14.7
Debt:
  U.S. Term Loan Agreement                                                          350.0                     350.0
  Amended and Restated Credit Agreement                                             120.0                     120.0
  Chase Revolving Line of Credit                                                     15.0                      15.0
                                                                    -----------------------    ----------------------
  Total debt                                                                        485.0                     485.0
                                                                    -----------------------    ----------------------
Other long-term liabilities                                                           3.5                       3.5
                                                                    -----------------------    ----------------------
Total liabilities subject to settlement under reorganization          $             502.2        $            503.2
                                                                    =======================    ======================

         Total bankruptcy reorganization items of $11.3 and $5.5 for the years ended December 31, 1997 and 1996, respectively, include professional charges and other costs typical to those incurred by entities in bankruptcy.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Sales are recorded upon shipment of products. Sales made on a returnable basis are recorded net of provisions for estimated returns. These estimates are revised, as necessary, to reflect actual experience and market conditions. Subscription revenues generally are collected in advance for a one year subscription and are recognized as income on a pro-rata basis over the subscription period. Income from licensing of characters owned by the Company is recorded at the time characters are available to the licensee and collection is reasonably assured. Receivables due more than one year beyond the balance sheet date are discounted to their present value.

ADVERTISING EXPENSE

         Advertising production costs are expensed when the advertisement is first run. Advertising expense was $31.0, $69.0, and $69.2 in 1997, 1996, and 1995, respectively. The amount of advertising costs included in prepaid expenses and other as of December 31, 1997 and 1996 was $0.6 and $2.2, respectively.

ROYALTIES

         Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are generally expensed as incurred based on sales of related products.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)


of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to provision for returns and other sales allowances, doubtful accounts, the realizability of inventories, goodwill and other intangible asset impairment, reserve for royalty guarantees and advances, income taxes, proofs of claims, resolution of litigation and pro forma information related to stock options.

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

GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles are amortized on the straight-line basis over 15 to 40 years. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill and other intangibles is to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill and other intangibles will not be recoverable, as determined based on the undiscounted future cash flows of the Company relating to such assets, the carrying value of goodwill and other intangibles will be reduced to its estimated fair value.

         As described above, continuing operating losses in the trading card business and losses in the sticker business through the fourth quarter of 1997, as well as significant long-term changes in industry conditions which resulted in lower than expected fourth-quarter sales, including basketball trading card sales, indicated to the Company, at that time, that there may be asset impairment. During the fourth quarter of 1997, the Company also completed its 1998 business plan which anticipates a continuation of the trend of lower revenues from the trading card and children's activity stickers businesses. Accordingly, the Company evaluated the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles, in accordance with its previously stated accounting policies and recorded a non-cash charge of approximately $106.7, of which $78.5 related to trading cards and $28.2 related to activity stickers. The Company had recorded a non-cash charge of approximately $278.5 during the fourth-quarter of 1996 to write-off impaired goodwill related substantially to its trading card business, and to a lesser extent, its publishing business. Remaining goodwill associated with the Company's trading cards operations is approximately $24.0, which will be amortized on the straight-line basis over 10 years and remaining goodwill associated with its sticker operations is $70.0, which will be amortized on the straight line basis over the next 20 years (see Note 13).

DEFERRED CHARGES

         Deferred charges and other includes deferred debt issue costs, which are mainly costs associated with the Company's credit facilities that are amortized over the term of the related agreements (see Note 5).

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

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)

EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FAS 128"). This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and restated as necessary to conform to FAS 128's requirements.

The following table sets forth the components for the computation of basic and diluted earnings per share:

                                                        1997               1996           1995
                                                        ----               ----           ----
Numerator:

     Loss before extraordinary item                $  (254.3)         $  (464.4)     $  (45.1)


Denominator:
    Weighted average shares outstanding             101,809,657        101,796,100    101,287,467


RECENT PRONOUNCEMENTS

         In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). The Company is not required to disclose financial statements in accordance with FAS 130 until the first quarter of 1998, at which time it will reclassify interim financial statements for the prior year for comparative purposes.

         In 1997, the FASB issued Statement of Financial Accounting Standards No 131, "Disclosures about Segments of and Enterprise and Related Information" ("FAS 131"). The Company is not required to disclose segment information in accordance with FAS 131 until December 31, 1998, at which time it will restate prior years' segment disclosures to conform with FAS 131 segment presentation.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the current year presentation.


4.       TOY BIZ

         On March 2, 1995, Toy Biz completed the Toy Biz IPO in which it issued and sold 2,750,000 shares of Class A Common Stock at $18 per share. As part of the Toy Biz IPO, a stockholder sold 700,000 shares of Class A Common Stock at $18 per share. The net proceeds to Toy Biz, after deducting commissions and offering expenses, of $44.1 were used to pay outstanding amounts due under subordinated notes held by the Company and the sole stockholder of the predecessor to Toy Biz and for working capital and general corporate purposes. In 1995, the Company recorded a gain of $14.3 on the Toy Biz IPO in recognition of the net increase of the Company's equity investment in Toy Biz based on fair value. In August 1996, Toy Biz sold in an offering 700,000 shares of its Class A Common Stock at a price to the public of $15 per share. As part of the Toy Biz offering, the Company sold 2.5 million shares of its Toy Biz Class A Common Stock. In the third quarter of 1996, the Company recorded a gain on the sale of this common stock of approximately $22.0. The net proceeds to Toy Biz and the Company were approximately $9.3 and $35.7, respectively, after deducting amounts for fees and expenses.

         In conjunction with the Toy Biz IPO, the Company's equity ownership percentage of Toy Biz decreased to 36.6% and its voting control increased to 85.3% and, as a result of the increase in voting control, the consolidated financial statements of the Company from March 1, 1995 through June 30, 1997 include the results of operations,

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)


financial position and cash flows of Toy Biz. For the period prior to the Toy Biz IPO, Toy Biz was accounted for under the equity method. As a result of the Company's sale of Class A Common Stock of Toy Biz in August 1996, the Company's ownership percentage of Toy Biz decreased to 26.6% and its voting control decreased to 78.4%.

         In connection with the Toy Biz IPO, Marvel, certain principal shareholders of Toy Biz and their affiliates and Toy Biz entered into a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement provides that upon a change of control of Marvel, Marvel is obligated to convert its shares of Class B Common Stock of Toy Biz into Class A Common Stock of Toy Biz, unless such shareholders consent to such shares remaining as Class B Common Stock. Due to the replacement of Marvel's existing board with a new Board of Directors, Toy Biz had taken the position that a change in control occurred under the Stockholders' Agreement and that the Company's shares of Toy Biz Class B Common Stock automatically converted to Class A Common Stock, reducing the Company's voting control of Toy Biz from 78.4% to 26.6%. The Company had disputed Toy Biz's position and maintained that it owned Class B Common Stock of Toy Biz. On March 30, 1998, the District Court issued an order that resulted in the Company's voting power over Toy Biz being reduced from 78.4% to 26.6%. The Chapter 11 Trustee and other interested parties have appealed this order. On April 13, 1998, the United States Court of Appeals for the Third Circuit issued an order granting a motion to expedite the appeal of a March 30, 1998 decision by the District Court regarding the Company's voting control over Toy Biz. Pending the expedited determination of this appeal, the order also stayed the effectiveness of the District Court's decision and the hearing scheduled for May 4, 1998 for confirmation of the Toy Biz Plan. Since July 1, 1997, due to the dispute over Marvel's ability to control or influence Toy Biz and because Toy Biz ceased reporting its financial information to the Company, the Company deconsolidated Toy Biz. The Company's Consolidated Financial Statements do not include any adjustments to its investment in Toy Biz in the Consolidated Financial Statements since July 1, 1997. The Consolidated Balance Sheet, as of December 31, 1997, reflects Marvel's investment of approximately 7.4 million shares of Toy Biz common stock at the historical cost adjusted for the equity method of accounting through the date of deconsolidation. As of December 31, 1997 the Company's investment in Toy Biz was $33.0. Had the Company reinstated accounting for its investment in Toy Biz on the equity method, the carrying value would have been $26.4 at December 31, 1997 based on Toy Biz's published results.


5.       AMOUNTS PAYABLE TO BANKS

Debt consists of the following:

                                                                       December 31, 1997           December 31, 1996
                                                                    ------------------------    ------------------------
U.S. Term Loan Agreement                                                          $  350.0                    $  350.0
Amended and Restated Credit Agreement                                                120.0                       120.0
Chase Revolving Line of Credit                                                        15.0                        15.0
Panini Term Loan Agreement                                                           116.2                       139.3
Other Long Term Panini Debt                                                           14.2                        16.3
                                                                    ------------------------    ------------------------
Subtotal                                                                             615.4                       640.6
Included in liabilities subject to settlement                                       (485.0)                     (485.0)
Less Panini debt in default                                                         (116.2)                      (10.6)
Less current maturities of other Panini debt                                          (5.7)                           -
                                                                    ------------------------    ------------------------
                                                                                   $   8.5                    $  145.0
                                                                    ========================    ========================


         On December 20, 1996, the banks and financial institutions that were parties to the U.S. Term Loan Agreement (as defined below), the Amended and Restated Credit Agreements (as defined below), the Chase Revolving Line of Credit (as defined below) and the Panini Term Loan Agreement (as defined below), (collectively, the "Credit Agreements") entered into a Standstill Agreement and Amendment (the "Standstill Agreement") which granted the Company the right to maintain any outstanding loans under the Credit Agreements as either Eurodollar in Eurocurrency Loans during the Standstill Period (as defined below). The Standstill Agreement also provided that the commitments under the Credit Agreements would not automatically terminate or be accelerated upon the commencement of the reorganization cases but rather would be suspended and reinstated upon confirmation of the Initial Plan. Unless a payment default was continuing or certain other termination events were triggered, each lender under the Credit

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)


Agreements agreed not to exercise any remedies against any subsidiary of Marvel which is not one of the Debtor Companies during the Standstill Period. The Standstill Period commenced on December 27, 1996 and ended on June 30, 1997. As a result of the lapse of the Standstill Period (as defined in the Standstill Agreement), all principal and interest incurred under the Company's Credit Agreements is now due and owing. The Company currently operates its business using cash collateral as authorized by the pre-petition banks from time to time. However, there can be no assurance that such authorization will continue in the future.

         On June 5, 1997, the Bankruptcy court approved an order suspending the adequate protection payments being made by the Company to the Bank Lenders. As a result, the Company has ceased making interest payments on the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Chase Revolving Line of Credit. The amount of the suspended adequate protection payments as of December 31, 1997 was $29.4 and is not included in the liabilities of the Company.

         In July 1997, Panini, a subsidiary of the Company that has not filed for protection under chapter 11 and, therefore, is not one of the Debtor Companies, suspended all payments of interest and principal under the Panini Term Loan Agreement. As of December 31, 1997, suspended payments of interest and principal under the Panini Term Loan are lire 22.0 billion (approximately $12.4 based on the exchange rates at December 31, 1997), and is included in the Consolidated Balance Sheet at December 31, 1997 in accrued expenses. This suspension constituted an event of default under the Panini Term Loan Agreement, and, consequently, the Company has reclassified the Panini Term Loan to current liabilities. On August 11, 1997, Panini entered into an agreement with The Chase Manhattan Bank for a loan of lire 27 billion (approximately $15.3 based on the exchange rate at December 31, 1997) to provide short term liquidity. On August 5, 1997, the Company received approval from Bankruptcy Court to guarantee this loan. The guarantee is junior to all liens of the DIP Lenders, but is senior to the Secured Lenders. This loan is subject to a number of financial and other covenants and conditions of borrowing. As of December 31, 1997, the credit line was fully used. The loan expired on October 31, 1997, and by stipulation, the maturity date was extended to March 31, 1998. As a result of Panini's significant operating losses in 1997 and continued liquidity crisis, the Company was able to further extend the payment date of this loan to October 1998.

         On June 30, 1997, the DIP Loan matured and no repayment has occurred, except $3.0 from the net proceeds resulting from the sale of a portion of the Company's confectionery business, and the current payment of interest and related administrative fees. The DIP Lenders have agreed to forbear from taking any actions. Such forbearance is continuing on a daily basis. With a full reservation of all rights, the DIP Lenders and the pre-petition secured lenders have agreed to the Debtor's continued use of the cash collateral on the same terms and conditions and with most of the same protections as set forth in the current financing and cash collateral order approved by the Bankruptcy Court. In connection with the appointment of the Chapter 11 Trustee, The Chase Manhattan Bank has advised the Company that it is willing to lead a syndicate to make loans to the Company subject to the execution of definitive documentation and agreement on key terms. The District Court's approval is required for such additional loans to the Company. There can be no assurance that such approval will be granted by the court or that the DIP Lenders and the pre-petition secured lenders will allow for the Company to continue to use their cash collateral.

         The liens securing the DIP Loan take first position (prime) over the liens securing the Credit Agreements and are secured by a lien on the Company's 26.6% equity interest in Toy Biz. Borrowings under the DIP Loan bear interest at a rate per annum equal to the one month Eurodollar Rate (as defined in the DIP Loan) rounded upwards to the next 1/16 of 1%, or Alternate Base Rate (as defined in the DIP Loan) plus the Applicable Margin (as defined in the DIP Loan) of 2-1/2% with respect to Eurodollar Loans and 1-1/2% with respect with Alternate Base Rate loans. Interest on Alternate Base Rate Loans is payable monthly in arrears, and interest on Eurodollar Rate Loans is payable at the end of the applicable interest period. Pursuant to the terms of the DIP Loan, the outstanding balances under the current DIP Loan after June 30, 1997 bear interest at the penalty rate of Alternate Base Rate plus a margin of 3-1/2%, which, at December 31, 1997 was approximately 12%.

         The DIP Loan includes various restrictive covenants prohibiting the Company from, among other things, incurring additional indebtedness (with certain limited exceptions), making investments, including for the Company's strategic initiatives (with certain limited exceptions), and making dividend, redemption and certain other payments on

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)


its capital stock. The DIP Loan also contains certain financial covenants and events of default if the royalty free license from Marvel to Toy Biz is rejected in the Marvel Cases.

         Under separate credit arrangements for short term borrowings arranged with the various European financial institutions, Panini may borrow up to lire
42.7 billion as of December 31, 1997 (approximately $24.2 based on the exchange rate at December 31, 1997) on such terms as Panini and the banks may mutually agree upon. These arrangements generally do not have termination dates but are reviewed periodically for renewal. At December 31, 1997, the credit lines were fully used. The weighted average interest rate on short-term borrowings as of December 31, 1997 was 6.7%.

         In April 1995, the Company entered into a $350.0 term loan agreement (as amended) with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "U.S. Term Loan Agreement"). Loans under the U.S. Term Loan Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the U.S. Term Loan Agreement), or the Alternate Base Rate (as defined in the U.S. Term Loan Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Applicable Margin means (a) with respect to Eurodollar Rate Loans, 3% and (b) with respect to Alternate Base Rate loans, 2%. If adequate protection payments were not suspended, Alternate Base Rate borrowings would have a rate of 10.5% as of December 31, 1997.

         On August 30, 1994, the Company entered into a $120.0 revolving loan agreement with a syndicate of banks, the Co-Agents and The Chase Manhattan Bank, as administrative agent (the "Amended and Restated Credit Agreement"). Loans under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus, in each case, the Applicable Margin (as defined in this paragraph). Applicable Margin means (a) with respect to Eurodollar Rate loans, 3% and (b) with respect to Alternate Base Rate loans, 2%. If adequate protection payments were not suspended, Alternate Base Rate borrowings would have a rate of 10.5% as of December 31, 1997.

         During March 1996, the Company entered into a $25.0 revolving line of credit (as amended) with The Chase Manhattan Bank (the "Chase Revolving Line of Credit"). Through November 20, 1996 the Company borrowed $15.0, at which time the line of credit was reduced to the amount outstanding. The Chase Revolving Line of Credit is pari passu with the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, and the Panini Term Loan Agreement. The Chase Revolving Line of Credit bears interest at a rate per annum equal to the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement), plus 3%, or the Alternate Base Rate Loan (as defined in the Amended and Restated Credit Agreement) plus 2%. If adequate protection payments were not suspended, ABR borrowings would have a rate of 10.5% as of December 31, 1997.

         On August 30, 1994, the Company, Marvel Italia Srl (now Panini S.p.A.) and Insituto Bancario San Paolo Di Torino S.p.A. (the "Lenders"), entered into a term loan and guarantee agreement (the "Panini Term Loan Agreement") providing for a term loan credit facility of lire 244.5 billion (approximately $154.0 based on exchange rates in effect on the date of acquisition).

         The Panini Term Loan Agreement requires interest at a rate per annum equal to the Eurocurrency Rate (as defined in the Panini Term Loan Agreement) or, in certain limited circumstances, the Negotiated Rate (as defined in the Panini Term Loan Agreement), in each case plus the Applicable Margin (as defined in this paragraph). Eurocurrency Rate Loans have, at the option of Panini, interest periods of one, two, three or six months. Applicable Margin means (a) with respect to Eurocurrency Loans 3% and (b) with respect to Negotiated Rate Loans, 2%. Panini suspended all payments of interest and principal for the Panini Term Loan Agreement in July 1997.

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

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)


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

         The filing of petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court by the Debtor Companies is an event of default under the Credit Agreements.

         The average cost of borrowings for the U.S. Term Loan Agreement and the Amended and Restated Credit Agreement was 8.65% for the period of January 1, 1997 through June 5, 1997, the date the Company stopped paying and accruing interest. The average cost of borrowing for the Term Loan Agreement was approximately 11.13% for the year ended December 31, 1997. The average cost of borrowings for the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement and the Term Loan Agreement was approximately 8.83% and 8.88% for the years ended December 31, 1996 and 1995, respectively. The average cost of borrowings for the DIP Loan was 8.23% for the year ended December 31, 1997.

         Interest expense was $47.7, $60.8, and $47.1 in 1997, 1996, and 1995, respectively. Contractual interest was $77.1 for the year ended December 31, 1997. Interest paid was $43.3, $60.6, and $42.7 in 1997, 1996, and 1995, respectively. The revolving credit portion of the Amended and Restated Credit Agreement at December 31, 1997 was fully drawn. The Amended and Restated Credit Agreement requires the Company to pay a commitment fee of 1/4 to 3/8 of 1% per annum on the unused portion.

         Due to the extenuating circumstances involving the Credit Facilities and other debt as a result of the chapter 11 filings, it is not practicable to estimate the fair value of these obligations as of December 31, 1997.

         Financing charges of $21.8 were incurred in connection with the Company's credit facilities which were deferred and are being amortized over the remaining term of the respective facilities.

         The scheduled aggregate maturities of the Company's long term debt, not subject to settlement under reorganization, per the underlying credit agreements that support each debt facility are as follows:

                                          For the Years Ending December 31,
                                          ---------------------------------
1998...................................                $  121.9
1999...................................                     5.7
2000...................................                     2.8
                                                       --------
                                                       $  130.4
                                                       ========

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



         The scheduled aggregate maturities of the Company's long term debt which is subject to settlement under reorganization per the underlying credit agreements that support each debt facility are as follows:

                                               For the Years Ending December 31,
                                            ---------------------------------------
1998......................................                $  15.0
1999......................................                   57.5
2000......................................                  125.0
2001......................................                  187.5
2002......................................                  100.0
                                                         --------
                                                         $  485.0
                                                         ========


6.       EMPLOYEE BENEFIT PLANS

SAVINGS PLANS

         The Marvel Entertainment Group, Inc. Savings and Investment Plan is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all full-time non-union salaried and hourly employees who have at least one year of service and matches contributions by employees in an amount equal to 100% of the first 3% of eligible compensation contributed and 25% of the next 3% of eligible compensation contributed, up to a maximum of 3.75% of the employees' compensation. The provisions for contributions under this plan was $.5 in each of 1997, 1996 and 1995 .

PENSION PLANS

         Fleer and SkyBox have noncontributory defined benefit pension plans for salaried employees. During prior years, these plans were amended to prohibit participation by new employees. Effective as of September 1, 1996, such pension plans were merged with Fleer becoming the plan sponsor. The benefits were based on the employee's years of service and highest five years of compensation. Contributions are intended to provide for benefits attributed to service to date. The projected benefit obligation was $18.0 and $17.7 and plan assets were approximately $17.1 and $14.5 at December 31, 1997 and 1996, respectively. Pension expense for all periods was insignificant.

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

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



         Information with respect to options under the Stock Option Plan follows:

                                                                                                    Weighted
                                                                                                    Average
                                                                                                    Exercise
                                                 Shares            Option price per share            Price
                                            -----------------     --------------------------      -------------
Outstanding at January 1, 1995----------         8,072,603           $  2.0625 - $26.75
Exercised-------------------------------        (1,046,940)          $  2.0625 - $14.50             $15.623
Canceled--------------------------------        (1,267,002)          $  2.0625 - $17.625            $16.296
Granted---------------------------------         2,200,000           $ 14.25   - $15.50             $14.909
                                            -----------------
Outstanding at December 31, 1995--------         7,958,661           $  2.0625 - $26.75
Exercised-------------------------------          (106,993)          $  2.0625 -  $7.75             $11.945
Canceled--------------------------------        (1,127,668)          $  2.0625 - $26.75             $15.658
Granted---------------------------------         1,745,000           $  5.00   - $12.625            $ 9.851
                                            -----------------
Outstanding at December 31, 1996--------         8,469,000           $  2.0625 - $26.75
Canceled--------------------------------        (4,435,800)          $  2.0625 - $18.00             $10.266
Exercised-------------------------------            ---                      ---                          ---
Granted---------------------------------            ---                      ---                          ---
                                            -----------------
Outstanding at December 31, 1997--------         4,033,200           $  2.0625 - $26.75
                                            =================

         At December 31, 1997, 3,523,200 shares (6,078,867 shares at December 31, 1996) were exercisable and 6,158,143 shares (1,722,343 shares at December 31, 1996) were available for future grants of options and rights. The current Toy Biz Plan and all other previous plans of reorganization involve a recapitalization of the Company. As a result, any outstanding grants would be canceled as the Company's stock option plan will be terminated.


                                        Options Outstanding                                Options Exercisable
                                        -------------------                                -------------------
                           Number         Weighted Average                           Number
 Ranges of Exercise    Outstanding at        Remaining       Weighted Average    Exercisable at     Weighted Average
       Prices         December 31, 1997   Contractual Life    Exercise Price    December 31, 1997    Exercise Price
 ------------------   -----------------   ----------------   ----------------   -----------------   ----------------
  $ 2.06 - $ 5.00          496,000              3.53              $ 2.06              496,000            $ 2.06
  $ 5.01 - $10.00        2,296,500              5.20              $ 9.33            2,296,500            $ 9.33
  $10.01 - $15.00        1,010,700              7.67              $12.82              550,700            $13.41
  $15.01 - $26.75          230,000              7.28              $15.84              180,000            $15.93


         The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized. In 1996, the Company elected to follow the disclosure-only provisions under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"). For the purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 1997                    1996
                                                          ------------------      ------------------
Net loss, as reported                                          ($254.3)                ($464.4)
Pro forma net loss                                             ($260.7)                ($470.4)

Pro forma net loss per share - basic and diluted                ($2.56)                 ($4.62)
                                                          ==================      ==================

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


         The fair value for each option grant under the Stock Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the various grants made during 1995 and 1996: risk free interest rates ranging from 5.40% to 6.53%; no dividend yield; expected volatility ranging from .466 to .487; and expected life of three years. The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.


7.       INCOME TAXES

         The domestic members of the Company, with the exception of Toy Biz (Toy Biz files separate federal and state income tax returns), were included in the consolidated federal income tax return, and in some cases the state income tax returns, of Mafco and its subsidiaries from May 19, 1993 until April 24, 1997.

         Throughout the Mafco consolidated period, the Company has been operating under a tax sharing agreement with Mafco or an affiliate of Mafco which provides that federal income taxes be paid to Mafco or an affiliate as if the Company were a separate taxpayer. The Company previously filed separate federal income tax returns for the periods July 23, 1991 (the date of its initial public offering) through May 18, 1993. By operation of net operating loss carrybacks, Marvel has received refunds of substantially all Federal tax previously paid to Mafco or its affiliates. An additional refund of $0.4 related to these carrybacks is due from the Internal Revenue Service (the "IRS"), but has not yet been received. Federal income taxes paid to Mafco affiliates were $0.1 and $13.6 in 1996 and 1995, respectively. Refunds received from Mafco affiliates were $10.4 and $17.1 in 1997 and 1996, respectively, relating to prior years. Total income taxes paid (refunded), including the payments to and from Mafco affiliates, were $(10.3), $(6.1) and $16.5 in 1997, 1996 and 1995, respectively.

         As more fully described in Note 2, the Board of Directors of Marvel Holdings Inc. (a 50.08% shareholder of the Company) was replaced by the Indentures Trustee on April 24, 1997. Stock ownership in Marvel by members of the Mafco affiliated group declined below 80% (measured by vote or value), and Marvel and its subsidiaries ceased to be members of the Mafco affiliated group at such time for tax purposes (a "deconsolidation"). Accordingly, for the period from January 1, 1997 through April 24, 1997, the Marvel group will be included in the Federal consolidated return and the combined returns of a few states of the Mafco group. The members of the Marvel group will additionally file Federal returns separate from the Mafco group for the period April 25, 1997 through December 31, 1997.

         The Tax Sharing Agreement with Mafco and its affiliates related to the Mafco consolidated years has not yet been settled. Additionally, the IRS has filed proof of claims during the bankruptcy process totaling approximately $103 with respect to the 1995 and 1996 tax years. These years have not yet been examined by the IRS, and the Company has not been able to learn from the IRS how the claim amount was derived. The Company believes a majority of these claims are without merit (See Note 2).

         At December 31, 1997, the Company expects to have a Federal net operating loss carry forward of approximately $102 related to the loss generated in the period April 25, 1997 through December 31, 1997. This loss carryforward will expire in 2012. Additionally, as a result of the deconsolidation with Mafco, the Company believes that additional net operating loss will be allocated to the Company. The amount to be allocated cannot be determined until Mafco completes its Federal tax return for the 1997 year. The Company also has state and foreign net operating loss carryforwards in various state, local, and foreign tax jurisdictions at December 31, 1997.

         At such time as the Company emerges from bankruptcy, it is likely that there will be a 50% "change of ownership" pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, which may severely limit

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

future utilization of net operating losses. The Company does not believe that there have been any changes in ownership through April 14, 1998 that would have caused a Section 382 limitation. In addition to any possible limitation on the utilization of net operating losses due to Section 382, there may be a further limitation imposed by Treasury Regulations related to separate return limitation years (commonly referred to as the "SRLY" limitation).

         In addition to the probable Section 382 change of ownership at emergence from bankruptcy, there could be one or more other Section 382 changes in ownership prior to such emergence. This could occur, for example, were a sufficiently large enough number of shares transferred to certain persons or entities prior to the Company's emergence from bankruptcy. Multiple
Section 382 changes in ownership have the potential to more greatly limit the future utilization of net operating losses than would a single ownership change.

         Toy Biz has announced an unsolicited merger proposal for Marvel (see
Note 2). The Company is working with Toy Biz in an effort to structure the reorganization to allow the maximum utilization of net operating losses and minimum loss of tax attributes should such proposal be confirmed.

         At the emergence from bankruptcy, there may be discharge of both bank and trade debt. Such discharge should, due to the application of special rules related to companies in bankruptcy, not be income recognized currently for tax purposes. Rather, tax attributes should be reduced by the amount of debt discharged. The Company believes that application of the attribute reduction rules to the Company would primarily reduce or eliminate the amount of tax net operating losses and asset tax bases in the legal entities in which forgiveness occurs, primarily Fleer Corporation. Attribute reduction would occur on the first day of the tax year following the year in which the Company emerges from bankruptcy.

         Due to the fact that a plan of reorganization has not yet been approved by the District Court, the Company is not able at this time to determine whether any net operating losses or the ability to utilize such losses would survive a Section 382 limitation, multiple Section 382 limitations, or the attribute reduction that might occur from debt forgiveness.

         For financial statement purposes, the Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based on the likelihood of realization of tax benefits in future years.

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



         For all periods presented, federal and state income taxes are provided as if the Company filed its own income tax returns. Tax benefit for federal and state purposes as well as for certain foreign jurisdictions was generally not provided for in either 1996 or 1997. Components of the provision for income taxes consisted of the following:

                                                                         1997                1996               1995
                                                                   ----------------     ---------------    ---------------
Income (loss) before provision for taxes:
     Domestic.....................................................   $  (226.2)           $ (421.2)          $ (56.6)
     Foreign......................................................       (30.9)               (9.8)             34.6
                                                                   ----------------     ---------------    ---------------
                                                                     $  (257.1)           $ (431.0)          $ (22.0)
                                                                   ================     ===============    ===============
Provision (Benefit) for income taxes:
Current:
     Federal......................................................   $   (1.6)            $  (5.0)           $  (0.1)
     State and local..............................................       (0.2)                2.9                2.9
     Foreign......................................................        0.6                (0.4)               8.1

                                                                   ----------------     ---------------    ---------------
                                                                         (1.2)               (2.5)              10.9
                                                                   ----------------     ---------------    ---------------
Deferred:
     Federal......................................................        0.0                22.8              (12.9)
     State and local..............................................        0.0                 4.2                1.0
     Foreign......................................................        1.8                (2.8)               6.7
                                                                   ----------------
                                                                                        ---------------    ---------------
                                                                          1.8               (24.2)              (5.2)
                                                                   ----------------     ---------------    ---------------

                                                                     $    0.6             $  21.7            $   5.7
                                                                   ================     ===============    ===============

         During 1997 and 1996, the Company recorded a valuation allowance against its domestic and certain foreign deferred tax assets as management determined that it was not more likely than not that such assets would be realized in the future.

         Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as purchases and their tax bases. The approximate effect of temporary differences that gave rise to deferred tax balances at December 31, 1997 and 1996, were as follows:

                                                                         1997               1996
                                                                    --------------     --------------
Deferred tax assets:
     Accounts receivable............................................     $3.1               $3.5
     Inventory......................................................      4.3               13.6
     Sales returns reserves.........................................     15.9               21.7
     Restructuring reserves.........................................     10.7               22.4
     Reserve related to foreign investments.........................      9.8                7.5
     Net operating loss carryforwards...............................     101.6              61.4
     Tax credit carry forwards......................................      4.7                4.7
     Other..........................................................      7.9               11.2
                                                                    --------------     --------------
     Total gross deferred tax assets................................     158.0              146.0
     Less valuation allowance.......................................    (144.5)            (112.5)
                                                                    --------------     --------------
     Net deferred tax assets........................................     13.5               33.5
                                                                    --------------     --------------
Deferred tax liabilities:
     Equity investments.............................................      3.2                3.4
     Depreciation/ amortization.....................................      9.2               20.9
     Licensing income...............................................      6.3                6.6
     Other..........................................................      0.5                2.5
                                                                    --------------     --------------
     Total gross deferred tax liabilities...........................     19.2               33.4
                                                                    --------------     --------------
Net deferred tax asset (liability)..............................      $  (5.7)           $   0.1
                                                                    ==============     ==============

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


         As discussed more fully in Note 1, the results of operations of Toy Biz are not included in the Company's consolidated financial statements for the last six months ended December 31, 1997. Accordingly, the net deferred tax assets at December 31, 1997 do not include the net deferred tax assets of Toy Biz. At December 31, 1996, net deferred tax assets of $6.2 related to Toy Biz are included in the Company's net deferred tax assets.

         The total valuation allowance for 1997 and 1996 includes $12.8, which if realized, will be accounted for as a reduction of goodwill.

         The income tax on (loss) income before provision for income taxes, minority interest and extraordinary item varies from the current statutory federal income tax as follows:

                                                                               For the years ended December 31,
                                                                    ----------------------------------------------------
                                                                         1997                1996              1995
                                                                    ---------------     --------------     -------------
Statutory rate......................................................  (35.0)%               (35.0)%            (35.0)%
State and local taxes, net..........................................   (0.2)                 (2.2)              16.0
Non-deductible amortization expense.................................    1.2                  21.5               17.5
Foreign taxes.......................................................    0.5                  (0.8)              18.8
Increase in Valuation Allowance.....................................   32.6                  21.6                -
Other...............................................................    0.6                  (0.1)               8.6
                                                                    ---------------     --------------     ---------------
Total provision for income taxes....................................   (0.2)%                 5.0               25.9
                                                                    ===============     ==============     ===============


8.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

ACCOUNTS RECEIVABLE, NET:

                                                                          1997                    1996
                                                                   ------------------      ------------------

Accounts receivable ..........................................       $    109.6              $    275.3
Less:    Allowances...........................................            (22.8)                  (46.2)
                                                                   ------------------      ------------------
                                                                     $     86.8              $    229.1
                                                                   ==================      ==================

         Included in the Company's net accounts receivable balance as of December 31, 1996 was $95.6 related to Toy Biz. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30-90 days. At December 31, 1997, the Company did not have any significant concentrations of credit risk.

INVENTORIES:
                                                                          1997                    1996
                                                                   ------------------      ------------------
Finished goods................................................       $   26.0                $    69.4
Work in process...............................................           12.7                     16.3
Raw materials.................................................           13.9                     22.0
Less: Reserve for obsolescence................................           (8.7)                   (29.6)
                                                                   ------------------      ------------------
                                                                     $   43.9                $    78.1
                                                                   ==================      ==================

         Included in the Company's net inventory as of December 31, 1996 was $20.9 related to Toy Biz.

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



PROPERTY, PLANT AND EQUIPMENT (AT COST), NET:

         Depreciation and amortization of property, plant and equipment are provided on the straight-line basis over the estimated asset lives indicated below.

                                                                                1997               1996
                                                                            -------------      -----------
          Land and buildings (20 to 33 years for buildings)-------------      $  33.0         $  35.5
          Machinery and equipment (3 to 10 years)-----------------------         35.0            65.1
          Furniture and fixtures (5 to 10 years)------------------------          5.8             6.2
          Leasehold improvements and other (3 to 10 years)--------------          2.8             2.5
          Construction-in-progress--------------------------------------          1.0             1.8
                                                                            -------------    ------------
                                                                                 77.6           111.1
          Less:  Accumulated depreciation and amortization--------------        (22.1)          (31.6)
                                                                            -------------
                                                                                             ============
                                                                              $  55.5         $  79.5
                                                                            =============    ============

         Included in the Company's net property, plant and equipment as of December 31,1996 was $19.9 related to Toy Biz. Depreciation and amortization was $10.3 , $19.1 and $13.3 in 1997, 1996 and 1995, respectively.

GOODWILL AND OTHER INTANGIBLES, NET:
                                                                                1997              1996
                                                                            -------------     -------------
          Goodwill and other intangibles--------------------------------    $   243.9         $  376.1
          Less:  Accumulated amortization-------------------------------        (69.2)           (58.5)
                                                                            -------------     -------------
                                                                            $   174.7         $  317.6
                                                                            =============     =============

         Amortization, excluding the write-off of goodwill, was $12.5 , $16.8 and $15.0 in 1997, 1996 and 1995, respectively.

ACCRUED EXPENSES AND OTHER:
                                                                                1997              1996
                                                                            -------------      ------------
          Royalties and incentives--------------------------------------    $    31.5          $    23.0
          Reserve for returns-------------------------------------------         44.6               51.2
          Interest------------------------------------------------------         15.0                9.0
          Other---------------------------------------------------------         49.9              106.2
          Less amounts reclassified to liabilities subject to settlement
          under reorganization (See Note 3)-----------------------------        (13.7)             (14.7)
                                                                            -------------      ------------
                                                                            $   127.3          $   174.7
                                                                            =============      ============

         Included in the Company's accrued expenses and other as of December 31, 1996 was $22.4 related to Toy Biz.


9.       RELATED PARTY TRANSACTIONS

         The Company had been a subsidiary of MacAndrews & Forbes or an affiliate thereof from 1989 through the middle of 1997.

         The Company was charged for certain services provided by affiliates of Mafco on behalf of the Company. These charges did not exceed 1/2 of 1% of the Company's net revenues for the years ended December 31, 1997, 1996, and 1995.

         During the years ended December 31, 1996 and 1995, Toy Biz accrued royalties of $1.8 and $5.7, respectively, to Mr. Arad, a director and stockholder of Toy Biz, for toys he invented or designed. Mr. Arad was later

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


employed by the Company where he was in charge of Marvel Studios until August 1997. For the year ended December 31, 1997, the Company paid Mr. Arad approximately $.3 for his services.

         In 1995, the Company terminated a contract with Classic Heroes, Inc., an affiliate of Toy Biz, and incurred $4.0 of costs, which has been charged to operations.

         During 1993, the Company entered into agreements to license certain of the Company's characters to New World Communications Group Incorporated ("New World"), then a subsidiary of Mafco, for the production of animated series for television. These agreements provide for New World to participate in licensing and other revenues generated from the exhibition of certain animated series. Results of operations for 1996 and 1995 includes an expense for this participation that did not exceed 1/2 of 1% of the Company's net revenues for the years ended December 31, 1996 and 1995, respectively. During 1996, the Company and New World entered into an agreement whereby New World produced for the Company episodes 1-13 of THE INCREDIBLE HULK animated television series at the cost of approximately $4.0.

         During 1995, the Company extended two unsecured loans totaling $0.5 to one of its executive officers. The unpaid principal and accrued interest on such loans was paid to the Company by Andrews Group during March, 1997.

         The Company was party to a tax sharing agreement with certain of its affiliates through April 24, 1997, the date the Company became deconsolidated from the MacAndrews and Forbes tax group (see Note 7). During 1997 and 1996, the Company received tax refunds from Mafco in the amounts of $10.4. and $17.1, respectively.

10.      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         Consolidated rent expense under operating leases covering production facilities, office facilities, warehouse facilities and equipment was $5.9, $7.9 and $7.0 for the years ended December 31, 1997, 1996 and 1995, respectively. These leases expire through 2005 and are subject to price escalation's for certain costs. Aggregate future minimum rental commitments, excluding amounts included within restructuring charges, for these leases as of December 31, 1997 were as follows:

                                                       For the Years Ending December 31,
                                                     -------------------------------------
1998...............................................               $   3.7
1999...............................................                   2.7
2000...............................................                   1.9
2001...............................................                   1.0
2002...............................................                   0.3
2003 and thereafter................................                   0.3


SPORTS AND ENTERTAINMENT LICENSING CONTRACTS

         Minimum payments under the Company's sports and entertainment license agreements are $57.3, $37.1, $9.0, $7.2 and $6.3 in 1998, 1999, 2000, 2001 and
2002 respectively.

LEGAL MATTERS

         On December 27, 1996, the Debtor Companies filed petitions under chapter 11 of the Bankruptcy Code and in connection with such filing have been parties to various legal proceedings. The filing by the Debtor Companies of the voluntary petitions for reorganization operated as an automatic stay against the commencement or continuation of any judicial, administrative or other proceeding against the Debtor Companies, any act to obtain possession of property of

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

or from the Debtor Companies, or any act to create, perfect or enforce any lien against property of the Debtor Companies, with certain exceptions under the Bankruptcy Code.

         The Indentures Trustee has alleged that events of defaults under each of the Indentures have occurred by reason of the commencement of the Marvel Cases under the Bankruptcy Code. The Indentures Trustee has also alleged that the majority ownership and the anti-injunction provisions of each of the Indentures have been violated. The Company is not a party to any of the Indentures governing the Notes issued by the Holding Companies. In addition, the Company believes the allegations of the Indentures Trustee are either without merit or will be resolved in connection with the prosecution of the reorganization cases of the Holding Companies. The Indentures Trustee has also filed claims with the District Court alleging, among other things, "tortious interference" occasioned by the filing of the Initial Plan. The Company believes that any such claims are without merit. The Chapter 11 Trustee has indicated that he will support a motion to expunge such claims in the bankruptcy proceedings of the Debtor Companies.

         There are twenty-seven purported class and derivative actions brought by stockholders of the Company and the Noteholders and one action brought by a purported class of Toy Biz shareholders presently pending in the Delaware Court of Chancery (collectively, the "Delaware Actions") that challenge, among other things, the Andrews Investment.

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

         Six of the Delaware Actions assert claims on behalf of a purported class consisting of the holders of Notes issued by the Holding Companies. These complaints allege, among other things, that the Andrews Investment, if consummated, would be a breach of defendants' duty of fair dealing and good faith owed to the Noteholders because the Andrews Investment would result in the substantial dilution of Marvel's outstanding stock, which is security for the Notes, and will thus diminish the value of the Notes. These actions have been separately consolidated by order of the Delaware Court of Chancery. The consolidated complaint in these six actions does not name any of the Debtor Companies as defendant. The parties to the consolidated complaint have agreed to defer the filing of an answer.

         All of the foregoing Delaware Actions name varying defendants consisting in the aggregate of Marvel, Andrews Group, MacAndrews Holdings, Marvel Parent, Marvel III, Holdings, Ronald O. Perelman, William C. Bevins, Donald G. Drapkin, Michael Fuchs, Frank Gifford, E. Gregory Hookstratten, Morton L. Janklow, Quincy Jones, Stan Lee, Scott C. Marden, Terry C. Stewart and Kenneth Ziffren.

         One of the pending Delaware Actions asserts claims on behalf of a purported class of all Toy Biz shareholders. Holl v. Toy Biz, Inc., Marvel Entertainment Group, Inc., Andrews Group, Inc., Ronald O. Perelman, Joseph M. Ahearn, Avi Arad and Issac Perlmutter, was filed on November 15, 1996. The complaint alleges, among other things, that defendants Perelman, Ahearn, Arad and Perlmutter have breached their fiduciary duties in pursuing the proposed offers of Marvel and Andrews Group to purchase Toy Biz stock. In addition, the complaint alleges that defendant Marvel aided and abetted the individual defendants in their unlawful conduct. Damages in an unspecified amount are sought for the alleged breach of fiduciary duties by defendants. Plaintiffs also seek to enjoin the consummation of the transaction, to rescind the transaction in the event it is consummated and to recover costs and disbursements and reasonable allowances for plaintiff's counsel. This case has been stayed by stipulation of the parties.

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

         No classes have been certified in any of the Delaware Actions. On December 27, 1996, Marvel filed a petition for protection under chapter 11 of the Bankruptcy Code. As a result of Marvel's filing, all of the Delaware Actions with respect to Marvel are automatically stayed pursuant to 11 U.S.C.
Section 362. On March 7, 1997, Andrews Group terminated the Stock Purchase Agreement with Marvel and withdrew the proposal for the Andrews Investment. On the same date, Andrews Group informed Toy Biz and the two other principal stockholders of Toy Biz that the transactions contemplated by the Merger Agreement and the Stock Purchase Agreements with Toy Biz and each of such principal stockholders, respectively, would not be consummated.

OTHER LEGAL PROCEEDINGS

         The Company is a defendant in a purported class action filed on July 26, 1996 in the United States District Court for the Eastern District of New York entitled Fishman, et al v. Marvel Entertainment Group, Inc., by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer/SkyBox. The action is directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleges that these practices constitute illegal gambling activity in violation of state and Federal law. Plaintiffs seek certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, the Company filed a motion to dismiss the complaint. The complaint was dismissed with prejudice on August 21, 1997. On October 17, 1997, the plaintiffs filed a motion to alter, amend or vacate the dismissal. This motion is still pending.

         Marvel is named as a defendant in two actions which have been consolidated for all purposes with certain related actions in proceedings now pending in the Los Angeles County Superior Court in California. The consolidated cases center around the ownership of certain rights in the production and distribution of a live action motion picture based on the "SPIDER-MAN" character owned by Marvel.

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

         An additional lawsuit, between Carolco and Columbia Tristar Home Video ("Columbia"), concerns the videocassette rights to any such film, and a third lawsuit, between Carolco and Viacom International, Inc. ("Viacom"), involves television rights to any such film. Both Columbia and Viacom claim that, before 21st Film assigned its rights under its agreement with Marvel to Carolco, 21st Film had licensed ancillary rights to each company. Each seeks to enforce its respective rights. Viacom, however, brought a separate suit naming Marvel, and Marvel has answered that complaint, denying Viacom's allegations.

         In its answer and other pleadings, Marvel contends that it is the sole and exclusive holder of the unencumbered right to produce and distribute a live action film based on the "SPIDER-MAN" character. Marvel contends that all rights to produce or distribute a "SPIDER-MAN" film under its agreement with Carolco and 21st Film have reverted to Marvel.

         Marvel has notified the court in the consolidated action that Marvel has filed for bankruptcy protection, and that the bankruptcy court filing stays all further proceedings in the consolidated lawsuit as to Marvel. On March 24, 1998, the Chapter 11 Trustee filed a separate action in the District Court asserting that Marvel has the full unencumbered right to produce and distribute any "SPIDER-MAN" films. There can be no assurance that the Chapter 11 Trustee will be successful in this litigation.

         The National Basketball Association, through NBA Properties, Inc. ("NBAP"), filed a complaint against Panini, NBA Properties, Inc. v. Panini, in Federal Court in the Southern District of New York on October 14, 1997.

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

The complaint seeks approximately $57 for accrued and unaccrued royalty and other payments under a license agreement with Marvel, to which Panini is a party. The license concerns the manufacture and distribution of basketball trading cards and stickers. Panini is not in bankruptcy. Panini has moved to dismiss for lack of personal jurisdiction and NBAP intends to cross-move for summary judgment. The Chapter 11 Trustee is moving to intervene in this action. The Company has accrued unpaid minimum royalties due to NBAP through December 31, 1997 on its consolidated financial statements, but has not accrued for any future royalty payments that may be owed to NBAP from the Company.

         As debtor-in-possession and prior to the appointment of the Chapter 11 Trustee, Marvel filed an adversary proceeding in the District Court with regard to the Marvel v. NBA Properties, Inc. suit, on December 9, 1997, seeking an injunction extending the automatic stay and enjoining further proceedings in the action against Panini in NBA Properties, Inc. v. Panini. Marvel's motion for a preliminary injunction is scheduled to be heard by the District Court on April 24, 1998.

         The Company is currently negotiating with the NBAP to, among other things, reduce the minimum royalties due to NBAP pursuant to its license agreement with Marvel. There can be no assurance that such negotiations will be successful.

         As successor Indentures Trustee for the Notes issued by Holding Companies, La Salle National Bank brought an action against Mafco, MacAndrews Holdings, Andrews Group and certain of their directors, La Salle National Bank
v. Ronald O. Perelman, et. al., in the District Court in December 1997 to enforce the provisions of the Notes and the Indentures. The defendants are alleged to have materially adversely affected the Holding Companies by executing the Indentures and issuing the Notes, thus ultimately depriving the Noteholders of any viable expectation of recovery. The directors are also alleged to have undermined Marvel through an initial public offering, the acquisition of Fleer, the purchase of stock in Toy Biz, the transfer of Marvel's toy license to Toy Biz and misuse of the proceeds of the Notes. Plaintiff further alleges that the defendants caused Marvel to acquire Panini and Skybox and used the financial statements of these entities to disguise Marvel's financial condition. On January 16, 1998, the defendants moved to dismiss the complaint on various grounds. This motion is still pending.

         Toy Biz initiated an action in the District Court in June 1997 against the Company seeking a judicial determination as to the proper composition of its board of directors and as to whether the Class B Common Stock of Toy Biz owned by Marvel had automatically converted into Class A Common Stock of Toy Biz. In July 1997 the Bondholders Committee and the Indentures Trustee moved to dismiss this action. Toy Biz cross-moved for summary judgment which motion was opposed by the Bondholders Committee, the Indentures Trustee and the Chapter 11 Trustee. On March 30, 1998, the District Court granted Toy Biz's motion for summary judgment. The Company and other interested parties have filed an appeal of this determination to the United States Court of Appeals for the Third Circuit. The Chapter 11 Trustee, management of Toy Biz and the secured lenders of the Company are currently in negotiations attempting to settle the claims that are the subject of the appeal as well as other matters. There can be no assurance that such negotiations will be successful and that such claims will be settled.

         In October 1997, an action was brought in the District Court in the name of the Company against, among others, Ronald O. Perelman, The Chase Manhattan Bank and other lenders who are holders of pre-petition debt of Marvel and Toy Biz. The complaint seeks declaratory and injunctive relief and alleges improper, manipulative and collusive conduct by the defendants. Among the violations charged are breach of fiduciary duties, fraudulent conveyances, preferential transfers, breach of contract, violation of the automatic stay under the Bankruptcy Code and interference with contractual relations. This litigation is the subject of various motions to dismiss. The Chapter 11 Trustee is in the process of evaluating the claims in this litigation, interviewing parties and witnesses and investigating the defendants' conduct under the applicable rules and laws.

         The Company is involved in various other legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that other than the litigation involving NBAP, all of its legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations. As a result of the

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

Debtor Companies filing of petitions pursuant to the Bankruptcy Code, the Company's legal proceedings, other than the Debtor Companies' bankruptcy proceedings and those proceedings involving subsidiaries of Marvel who are not Debtor Companies (principally, Panini), have been automatically stayed.

POTENTIAL LITIGATION

         On October 27, 1997, the Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the "Justice Department") as part of the Justice Department's investigation into unreasonable trade restraints and monopolization in comic-book distribution and sales. A CID is a formal request for information and a customary initial step of any Justice Department investigation. The Justice Department is permitted to issue a CID to anyone whom the Justice Department believes may have information relevant to an investigation. Therefore, the receipt of a CID does not mean that the recipient is the target of an investigation, nor does it presuppose that there is a probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. The Company believes that the primary focus of the CID relates to the distribution and sale of comic books. The Company intends to cooperate fully with the Justice Department inquiry, and submitted a response to the CID on January 28, 1998.

         There can be no assurance that the Justice Department's investigation will not result in litigation against the Company or that the Company will prevail in any such litigation, if commenced. Any material restructuring of the distribution arrangements by the Company for its comic books could have a material negative effect on the Company's business, financial condition and results of operations.


11.      GEOGRAPHIC SEGMENTS

         The Company operates in a single business segment. Information related to the Company's geographic segments for the years ended December 31, 1997, 1996 and 1995 is presented below. Substantially all of the Company's foreign net revenues were derived from Europe. As discussed more fully in Note 4, the information for the year ended December 31, 1997 does not include the results of operations for Toy Biz for the year ended December 31, 1997 due to the unavailability of such information.

         Operating profit, as presented below, is total sales less operating expenses, amortization of goodwill and other intangibles, restructuring charges, and identifiable miscellaneous income and expense. Unallocated income and expenses represent interest expense, net interest and investment income, foreign exchange loss (gain), loss on sale of a portion of confectionery business, equity in net income of unconsolidated subsidiaries, reorganization items and general corporate expenses incurred to manage all of the Company's activities. Unallocated income for 1996 and 1995 includes a gain on the sale of Toy Biz common stock.

         Identifiable assets, as presented below, are those assets used in each geographic area. Corporate assets are principally cash, certain property and equipment and non-operating assets. Export sales, including those to affiliates, are not significant.

         The majority of the Company's foreign sales and thus the majority of the risk of foreign currency fluctuations relate to Panini. As a hedge against foreign currency fluctuation, the financing for the acquisition of Panini in 1994 has been denominated in Panini's functional currency. Additionally, from time to time, Panini may enter into foreign currency forward exchange contracts, swaps and options as hedges of various intercompany transactions. At December 31, 1997 and 1996, outstanding forward exchange contracts were insignificant. Additionally, the fluctuation in Panini's functional currency for the years ended December 31, 1997, 1996 and 1995 was not significant.

                                         MARVEL ENTERTAINMENT GROUP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (DOLLARS IN MILLIONS)



GEOGRAPHIC AREAS:

                                                                  Year Ended December 31,
                                                            1997*           1996            1995
                                                          ----------------------------------------
          Net sales:
                   Domestic----------------------          $196.5           $462.8       $   579.9
                   Foreign-----------------------           214.3            309.9           278.6
                   Eliminations------------------            (8.0)           (27.2)          (29.6)
                                                          -------        ---------       ---------
                                                           $402.8           $745.5       $   828.9
                                                          =======        =========       =========
          Operating profit:
                   Domestic----------------------         ($134.8)         ($384.4)         ($28.6)
                   Foreign-----------------------           (37.8)            13.1            44.6
                                                          -------        ---------       ---------
                                                           (172.6)          (371.3)           16.0

          Unallocated expenses, net -------------           (76.5)           (59.7)          (38.0)
                                                          -------        ---------       ---------

          Loss before provision for income taxes-         ($249.1)         ($431.0)         ($22.0)
                                                          =======        =========       =========

          Identifiable assets:
                   Domestic----------------------          $169.7           $455.6       $   786.7
                   Foreign-----------------------           237.1            342.3           324.0
                   Corporate---------------------            69.7             46.1           115.6
                                                          -------        ---------       ---------
                                                           $476.5           $844.0       $ 1,226.3
                                                          =======        =========       =========

 * Excludes the operations of Toy Biz.

12.      QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

                                                                           For the years ended December 31,
                                                                  ----------------------------------------------------
                                                                    1st           2nd           3rd           4th
                                                                  Quarter       Quarter       Quarter      Quarter*
                                                                  ---------     ---------     ---------    -----------
1997
Net revenues--------------------------------------------------    $ 156.7       $ 129.6       $  91.9       $   93.5
Gross profit--------------------------------------------------       52.2          33.2          18.0            1.8
Net loss------------------------------------------------------      (27.8)        (41.9)        (30.6)        (154.0)
     Loss per share-------------------------------------------    $ (0.27)      $ (0.41)      $ (0.30)      $  (1.51)
1996
Net revenues--------------------------------------------------    $ 189.6       $ 182.2       $ 209.4       $  164.3
Gross profit--------------------------------------------------       75.7          66.8          66.3            0.3
Net loss------------------------------------------------------       (4.4)        (11.0)        (12.5)        (436.5)
     Loss per share-------------------------------------------    $  (.04)      $  (.11)      $  (.12)      $  (4.29)


* 1997 - Includes the write down of trading card and children's activity sticker goodwill of approximately $106.7.

* 1996 - Reflects fourth quarter charges, including: a write-down of goodwill and other intangibles of approximately $278.5 and a valuation allowance of approximately $32.2 provided to offset deferred tax assets of certain subsidiaries that were previously recorded.

         The loss per share amounts have been restated to comply with FAS 128.

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

13.      UNUSUAL CHARGES

         GOODWILL AND OTHER INTANGIBLES WRITE-DOWN:

         Goodwill related to the trading card operations of Fleer and SkyBox and the children's activity sticker operations of Panini was initially recorded at the time of their respective acquisitions. This goodwill represented the excess of the purchase price over the valuation of the net assets acquired in each acquisition. Among other things, the purchase price was based on the Company's expectations of future performance at the time of acquisition, considering historical performance and industry trends. These expectations assumed various growth rates in revenue and sufficient cash flow from operations to repay acquisition indebtedness.

         There has been a significant and continued contraction in the trading card market since the Fleer and SkyBox acquisitions, related in part to lower speculative purchases. In addition as a result of the labor unrest in baseball, hockey and basketball in 1994 and 1995, fan interest declined which adversely affected sports trading card sales and increased returns for those periods. The level of fan interest, although showing recent signs of improvement, has not returned to the levels experienced prior to such labor unrest. The Company believes that all of these factors have negatively affected the sports trading card business, causing the Company to experience lower sales, higher returns and higher inventory obsolescence.

         The level of demand for entertainment trading cards is dependent on, among other factors, the commercial success and media exposure of the Marvel Characters and third party licensed products, as well as the market conditions in the comic book specialty stores. In 1994 and 1995, the sale of entertainment cards based on the Marvel Characters and third party licensed characters substantially offset the decline in sports trading cards. However, in 1996 and 1997 the Company's sales of entertainment trading cards was adversely affected by lack of commercial success of properties licensed from third parties as well as the lower demand for trading cards based on comic book characters.

         As described above, continuing operating losses in the trading card business, as well as significant long-term changes in industry conditions, indicated to the Company that there may be asset impairment. During the fourth quarter of 1996, the Company evaluated the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles, in accordance with its previously stated accounting policies and recorded a non-cash charge of approximately $252.9 related to Fleer and SkyBox that has been classified as amortization and write-off of goodwill and other intangibles. The Company recognized an impairment on a going concern basis related to certain assets of the trading card business because the future undiscounted cash flows of the assets were estimated to be insufficient to recover their related carrying value. The write down was recorded based on the difference between the carrying value of the asset and the fair value estimated by independent valuations on a going concern basis. As part of the bankruptcy proceedings and reorganization efforts involving the Company, certain valuations of the Company's business units were prepared by investment banking firms. Considerable judgment was used to estimate future cash flows and fair value. During the fourth quarter of 1997, the continued operating losses in the trading card business as well as continued significant long-term changes in industry conditions which resulted in lower than expected fourth-quarter sales, including basketball trading card sales, indicated to the Company that a further impairment of its trading card goodwill occurred. The Company also completed, in the fourth quarter of 1997, its 1998 business plan which anticipates a continuation of the trend of lower revenues from trading cards. The write-down of goodwill of $78.5 was recorded based on the difference between the carrying value of the assets and the fair value of the business based on several offers from willing buyers. Remaining goodwill associated with the Company's trading cards operations is approximately $24.0, which will be amortized over 10 years.

         During 1997, the Company experienced a significant loss in its sticker business due to a contraction in the sticker industry. In addition, the Company had suffered a loss in 1996 for its sticker business. In the fourth quarter of 1997, Panini also completed its 1998 business plan which anticipates a continuation of the trend of lower revenues from children's activity stickers. As a result, the Company recognized an impairment on a going concern basis related to certain assets of the children's activity sticker business because the future undiscounted cash flows of the assets were

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


estimated to be insufficient to recover their related carrying value. The write-down of goodwill of $28.2 was recorded based on the difference between the carrying value of the assets and the fair value of the business based on several bids. Remaining goodwill associated with the Company's children's activity sticker business is approximately $70.0, which will be amortized over the next 20 years.

         In addition, the Company recorded, in the fourth quarter of 1996, an approximate $19.8 noncash write-down of goodwill and other intangibles related to the write off of long-lived assets, including goodwill and other intangibles, related to the closing of Heroes World and the discontinuance of certain magazines for children. This charge was classified as amortization and write-off of goodwill and other intangibles. No such adjustment was required in 1997 and 1996 for the assets of the Company's ongoing publishing activity.

         RESTRUCTURING:

         In the fourth quarter of 1995, the Company recorded restructuring charges of $25.0 related primarily to publishing and confections operations. As part of the restructuring, the Company terminated approximately 275 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $10.7 of termination benefits, of which $9.8 has been paid as of December 31, 1997. Additionally, approximately $6.7 of the restructuring charges relates to facility closure, of which $5.8 has been paid as of December 31, 1997, and $7.6 of the restructuring charges relates to other costs, of which $7.1 has been paid as of December 31, 1997. A substantial portion of the remaining restructuring charge of $2.3 as of December 31, 1997, which is included in accrued expenses and other, are "liabilities subject to settlement under reorganization".

         In the fourth quarter of 1996, the Company recorded restructuring charges of $15.8 related primarily to the publishing and trading card operations; the closing of the comic book distribution subsidiary and the closing of a confections facility. As part of the restructuring, the Company terminated approximately 200 employees, covering editorial, production, distribution and administrative employee groups and, accordingly, provided for $6.6 of termination benefits of which $3.1 has been paid as of December 31, 1997 and the balance represents amounts due under employment contracts to be paid over time. The remaining approximate $9.2 of the restructuring charges relates to facility closure or sale of which $1.4 has been paid as of December 31, 1997 and $6.5 was used to write-down certain fixed assets and facility closure. A substantial portion of the remaining amount of $4.8 as of December 31, 1997, which is included in accrued expenses and other, are "liabilities subject to settlement under reorganization".

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


14.      FINANCIAL STATEMENTS OF ENTITIES OPERATING UNDER CHAPTER 11

The combined balance sheet as of December 31, 1997 of the Debtor Companies is as follows (See Note 2):




ASSETS

Current Assets:

     Cash...................................................................                 $18.1
     Accounts receivable, net...............................................                  22.7
     Inventories, net.......................................................                  18.0
     Deferred income taxes..................................................                   1.6
     Prepaid expenses and other.............................................                   4.4
                                                                                        -----------------
         Total current assets...............................................                  64.8
     Property, plant and equipment, net.....................................                   8.3
     Goodwill and other intangibles, net....................................                 104.7
     Deferred charges and other.............................................                  19.9
     Investment in Toy Biz..................................................                  33.0
     Investments in and advances to subsidiaries, at cost                                    (40.1)
                                                                                        -----------------
         Total Assets.......................................................                $190.6
                                                                                        =================
         LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
     Accounts payable.......................................................                 $22.9
     Accrued expenses and other.............................................                  79.8
     Debtor in Possession Loan (DIP)........................................                  91.2
                                                                                        -----------------
         Total current liabilities..........................................                 193.9
     Other long-term liabilities............................................                   6.5
     Liabilities subject to settlement under reorganization ................                 502.2
                                                                                        -----------------
         Total Liabilities..................................................                 702.6
                                                                                        -----------------
    Stockholders' deficit:
     Common Stock...........................................................                   1.0
     Additional paid-in capital.............................................                  93.1
     Accumulated Deficit....................................................                (604.6)
     Cumulative translation adjustment......................................                  (1.5)
                                                                                        -----------------
         Total Stockholders' Deficit........................................                (512.0)
                                                                                        -----------------
         Total Liabilities and Stockholders' Deficit                                        $190.6
                                                                                        =================

                       MARVEL ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



The combined statement of operations for the year ended December 31, 1997 of the Debtor Companies is as follows:

Net revenues............................................................................            $199.4
Cost of sales...........................................................................             154.6
Selling, general & administrative expenses..............................................              81.1
Depreciation and amortization...........................................................               6.2
Amortization and write-off of goodwill, intangibles and deferred charges................              91.6
Interest expense, net (Contractual interest for the year ended December 31, 1997
   was $55.4)...........................................................................              26.0
Loss on sale of a portion of confectionery business.....................................               4.7
Equity in net loss of unconsolidated subsidiaries and other, net........................             (76.2)
                                                                                               -------------------
Loss before reorganization items and provision for income taxes.........................            (241.0)
Reorganization items....................................................................              11.3
                                                                                               -------------------
Loss before provision for income taxes..................................................            (252.3)
Provision for income taxes..............................................................               2.0
                                                                                               -------------------
Net loss................................................................................           $(254.3)
                                                                                               ===================

                       MARVEL ENTERTAINMENT GROUP, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNT
                            (DOLLARS IN MILLIONS)


                                                 Balance at    Charged to      Changed to                        Balance at
                                                  Beginning    Costs and          Other                           End of
                                                  of Period     Expenses     Accounts(c)/(d)     Deductions       Period
                                                 ----------    ----------   ----------------     ----------    ------------
DESCRIPTION
     Year ended December 31, 1997
     Deducted from asset accounts:
     Allowance for returns ..................    $   18.7        $  32.6       $    (2.7)       $ (40.4)(a)      $    8.2
     Allowance for doubtful accounts and
          other allowances...................        27.5           10.3           (10.4)         (12.8)(b)          14.6
Reserve for inventory obsolescence...........        29.6            9.3            (4.3)         (25.9)              8.7
Included in Accrued Expenses & Other:
     Reserve for Returns ....................        51.2           92.2            (0.8)         (98.0)(a)          44.6
                                                 --------        -------       ---------        -------          --------
Totals                                           $  127.0          144.4       $   (18.2)       $(177.1)         $   76.1
                                                 ========        =======       =========        =======          ========
Year ended December 31, 1996
Deducted from asset accounts:
     Allowance for returns ..................    $   61.6        $  41.0       $     -           ($83.9)(a)      $   18.7
     Allowance for doubtful accounts and
         other allowances....................        16.3           52.7             -            (41.5)(b)          27.5
Reserve for inventory obsolescence...........        22.4           23.5             -            (16.3)             29.6
Included in Accrued Expenses & Other:
     Reserve for Returns ....................        59.0          129.1             -           (136.9)(a)          51.2
                                                 --------        -------       ---------        -------          --------
Totals                                           $  159.3        $ 246.3       $     -          $(278.6)         $  127.0
                                                 ========        =======       =========        =======          ========
Year ended December 31, 1995
Deducted from asset accounts:
     Allowance for returns..................     $   21.0        $ 101.5       $     3.8         ($64.7)(a)      $   61.6
     Allowance for doubtful accounts and
         other allowances..................           2.5           24.1             4.0          (14.3)(b)          16.3
Reserve for inventory obsolescence...........         1.7           33.6             9.8          (22.7)             22.4
Included in Accrued Expenses & Other:
     Reserve for Returns ....................        47.6          163.7             7.5         (159.8)(a)          59.0
                                                 --------        -------       ---------        -------          --------
Totals                                           $   72.8        $ 322.9       $    25.1        $(261.5)         $  159.3
                                                 ========        =======       =========        =======          ========

------------------

(a)      Actual returns processed.
(b)      Write-Off uncollectible accounts.
(c) For the year ended December 31, 1995 represents amounts acquired, including amounts from the consolidation of Toy Biz commencing in 1995.
(d) For the year ended December 31, 1997 represents amounts from the deconsolidation of Toy Biz commencing July 1, 1997.