Form 10-K/A
period 1997-12-31
MARVEL ENTERTAINMENT GROUP INC
filed 1998-04-30
CIK 874808

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                               (AMENDMENT NO. 1)
                       FOR ANNUAL AND TRANSITION REPORTS
                             PURSUANT TO SECTIONS
                         13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


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



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


  Based upon a review of Schedule 13Ds filed with the Securities and Exchange Commission, the aggregate market value of the issued and outstanding shares of Common Stock of the registrant held by non-affiliates was $12,135,748 based on the closing price of the Company's Common Stock on April 15, 1998. As of April 15, 1998, there were 101,809,657 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

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


         Marvel has notified the court in the consolidated action that Marvel has filed for bankruptcy protection, and that the bankruptcy court filing stays all further proceedings in the consolidated lawsuit as to Marvel. On April 2, 1998, the Chapter 11 Trustee filed a separate action in the District Court asserting that Marvel has the full unencumbered right to produce and distribute any "SPIDER-MAN" films. There can be no assurance that the Chapter 11 Trustee will be successful in this litigation.

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


         Toy Biz initiated an action in the District Court in June 1997 against the Company seeking a judicial determination as to the proper composition of its board of directors and as to whether the Class B Common Stock of Toy Biz owned by Marvel had automatically converted into Class A Common Stock of Toy Biz. In July 1997 the Bondholders Committee and the Indentures Trustee moved to dismiss this action. Toy Biz cross-moved for summary judgment, which motion was opposed by the Bondholders Committee, the Indentures Trustee and the Chapter 11 Trustee. On March 30, 1998, the District Court granted Toy Biz's motion for summary judgment. On April 13, 1998, the United States Court of Appeals for the Third Circuit issued an order granting a motion to expedite the appeal of the March 30, 1998 decision by the District Court regarding the Company's voting control over Toy Biz. Pending the expedited determination of this appeal, the order also stayed the effectiveness of the District Court's decision. The Chapter 11 Trustee, management of Toy Biz and the secured lenders of the Company are currently in negotiations attempting to settle the claims that are the subject of the appeal as well as other matters. There can be no assurance that such negotiations will be successful and that such claims will be settled.


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


         Marvel has been advised by the NYSE that trading in the Common Stock was suspended on Friday April 17, 1998 and that application will be made by the NYSE to the SEC to delist the Common Stock. In the event the Common Stock were to be delisted by the NYSE, Marvel may seek to list its Common Stock on another major exchange or the NASDAQ National Market System or the SmallCap Market. However, due to the cost and timing involved in such process and the uncertainty of its bankruptcy proceedings, Marvel may not be successful in listing its Common Stock. There can be no assurance that Marvel will be successful in any attempt to list its Common Stock on an exchange or NASDAQ in the event the Common Stock is delisted by the NYSE. Marvel understands that its Common Stock will be traded on the electronic bulletin board of NASDAQ in the event it is delisted from the NYSE and not accepted for listing on any other exchange or NASDAQ. There can be no assurance that the delisting of the Common Stock from the NYSE will not have a material adverse effect on the Common Stock's value, liquidity or marketability.

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


         Panini, a subsidiary of the Company that has not filed for protection under chapter 11 and therefore is not one of the Debtor Companies, has incurred operating losses over the last two years. In addition, in 1996, Panini suffered a fire at its adhesives facility which caused approximately $10.0 million in insured losses, of which the Company has not yet received a significant amount of the insurance proceeds. In July 1997, Panini suspended all payments of interest and principal under the Panini Term Loan Agreement. This action constituted an event of default under the Panini Term Loan Agreement and, consequently, the Company reclassified the Panini Term Loan to current liabilities. Through June 1997, the Company borrowed approximately $10.0 million under its DIP Loan to fund Panini's working capital needs.
In addition, on August 11, 1997, Panini entered into an agreement with The Chase Manhattan Bank for a loan of lire 27 billion (approximately $15.3 million based on exchange rates at December 31, 1997) to provide short term liquidity (the "Chase Short-Term Facility"). On August 5, 1997, the Company received approval from the Bankruptcy Court to guarantee the Chase Short-Term Facility. This guarantee is junior to all liens of DIP Lenders but is senior to the Secured Lenders. This loan is subject to a number of financial and other covenants and conditions of borrowing. As of December 31, 1997, the credit line was fully used. This loan expired on October 31, 1997, and by stipulation, the maturity date was extended to March 31, 1998. As a result of Panini's significant operating loss in 1997 and continued liquidity crisis, the Company was able to further extend the payment date of this loan to September 1998. The Company believes that Panini may need to enter into an additional credit facility to meet its cash requirements for the near term. In the event that Panini cannot obtain an additional credit facility, Panini may be required to sell some of its assets or the Company may be forced to obtain a replacement DIP Loan. However, there can be no assurance that the Company will be able to obtain a replacement DIP Loan which would allow the Company to transfer funds to Panini or that the Company will be successful in renegotiating additional lines of credit outside of the Debtor Companies. In the event operating losses continue in the future, there also can be no assurance that Panini will not become subject to reorganization proceedings in Italy, which could result in the Company writing off a portion of the remaining goodwill and other intangibles in Panini of $70.0 million while at the same time the Company would remain a guarantor under the Panini Term Loan Agreement and the Chase Short-Term Facility.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

         The current executive officers of the Company are:

Name                           Title                               Age
----                           -----                               ---
Joseph Calamari                President and Chief                  56
                               Executive Officer

August J. Liguori              Executive Vice President             46
                               and Chief Financial Officer

Pamela Bradford                Executive Vice President             35
                               and General Counsel

         Joseph Calamari, a long-time senior executive of the Company who was instrumental to the Company's growth from the early 1970s through 1993, rejoined Marvel as President and Chief Executive Officer in June 1997 Mr. Calamari served in various positions with Marvel and its affiliates from 1971 to 1993. From 1993 to June 1997, Mr. Calamari was a principal of JAC & Co., a television production, pharmaceutical and consulting company, that periodically provided counsulting services to the Company. Mr. Calamari holds both a law degree and a masters degree in tax law from New York University, as well as a BA in business administration from Fordham University.

         August J. Liguori has served as Executive Vice President and Chief Financial Officer of Marvel from June 1997 to the present. From March 1996 until June 1997, Mr. Liguori had served as Vice President of Finance for Marvel. From 1993 to March 1996, Mr. Liguori was Chief Financial Officer of Atari Corp.

         Pamela Bradford has served as Executive Vice President and General Counsel of Marvel since November 1997. From January 1995 until 1997, Ms. Bradford served as Vice President, Legal Affairs of Marvel and from March 1993 until January 1995 as its Senior Counsel, Intellectual Property. From November 1989 until February 1993, Ms. Bradford was an associate at Hunton & Williams.

         The Company believes there are no family relationships among the above officers or any arrangements or understandings currently existing under which any of these officers were selected to serve.

Board of Directors

         As described in "Business - Regoranization - Holding Companies", on June 20, 1997, the District Court vacated the Bankruptcy's Court's Lift Stay Order which permitted Holdings, as a majority stockholder of Marvel, to vote its stock to remove the existing Board of Directors of Marvel and replace it with the New Board.

         On December 22, 1997, the District Court appointed John J. Gibbons as Chapter 11 Trustee for the Debtor Companies. The order appointing the Chapter 11 Trustee was appealed by certain creditors of the Company and was affirmed on March 25, 1998 by the United States Court of Appeals for the Third Circuit. The Chapter 11 Trustee has all the powers of the Board of Directors of the Debtor Companies to operate and manage the Debtor Companies, but generally may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the District Court. Since the appointment of the Chapter 11 Trustee, the Board of Directors of Marvel no longer controls the business or operations of Marvel. Accordingly, information concerning Marvel's Board of Directors and the members of such Board is not material and has been excluded from this Form 10-K.

         John J. Gibbons has been a partner of the law firm Gibbons, Del Deo, Dolan, Griffinger & Vecchione, P.C. since December 1997 and is the founder of the firm's Fellowship in Public Interest and Constitutional Law. Mr. Gibbons was special counsel to the law firm from 1990 until his election as a partner. Mr. Gibbons served as the Chief Judge of the United States Court of Appeals, Third Circuit, from 1987 to 1990. He served as a judge of the United States Court of Appeals, Third Circuit, from 1970 to 1990. After retiring from the United States Court of Appeals, Mr. Gibbons became a professor of law at Seton Hall Law School from 1990 until his retirement in 1997. Mr. Gibbons graduated from Holy Cross with a Bachelor's Degree in 1947 and graduated cum laude from Harvard Law School in 1950. Mr. Gibbons is 74 years old.

         Effective in April 1998, each of Messrs. Icahn, McDonald, Adams, First, Fowlkes, Mitchell, Intrieri and Koblitz have resigned from the Board of Directors of Marvel. Mr. Tamminen resigned from the Board of Directors on August 3, 1997.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company's executive officers, directors and 10% stockholders are required under the provisions of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC and the NYSE. Copies of these reports also must be furnished to the Company.

         Based solely upon information available to the Company, the Company does not believe that the filings of Holdings and Marvel Parent are current since such filings do not reflect the distribution of certain shares of Common Stock owned by such entities by the Indentures Trustee. See " Principal Shareholders."

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to each individual who served as the Chief

Executive Officer of Marvel and those executive officers, other than the Chief Executive Officer, who served as executive officers of Marvel as of December 31, 1997 and who were paid an amount in salary and bonus exceeding $100,000, for services rendered in all capacities to the Company and its subsidiaries during such periods. In addition, the table sets forth similar information for persons who were not executive officers as of December 31, 1997, namely, Scott M. Sassa who served as Chairman and Chief Executive Officer of Marvel for a portion of 1997 and Messrs. Scott C. Marden and David J. Schreff who each served as executive officers of Marvel for a portion of 1997.


                                            SUMMARY COMPENSATION TABLE

                                                                                                            Other Annual
Name and Principal Position               Year                  Salary ($)           Bonus ($)              Compensation
---------------------------               ----                  ----------           ---------              ------------
Joseph Calamari (1)                       1997                  $201,211             $0                     $6,000(2)
  President and Chief
  Executive Officer

Scott M. Sassa                            1997                  $432,836             $0                     $0
  Former Chairman and Chief               1996                  $166,667             $0                     $0
  Executive Officer (3)

August J. Liguori                         1997                  $215,423             $47,267                $186,626 (5)
  Executive Vice President and
  Chief Financial Officer (4)

Pamela Bradford                           1997                  $209,835             $0                     $2,488(2)
  Executive Vice President and
  General Counsel (6)

Scott C. Marden                           1997                  $472,419             $500,000(8)            $0
  Former Executive Vice President         1996                  $652,633                                    $0
  and Director (7)


David J. Schreff                          1997                  $574,068             $0                     $0
  Former President and Chief              1996                  $288,752             $500,000(10)           $0
  Operating Officer and Director(9)



(1) Mr. Calamari became President and Chief Executive Officer of Marvel on June 23, 1997.

(2)      Represents matching contributions made by Marvel to the Marvel 401(k)
         Plan.

(3) Mr. Sassa served as Chairman and Chief Executive Officer of Marvel from October 20, 1996 to June 20, 1997. Mr. Sassa is also an officer and/or director of Andrews Group and/or certain of its affiliates. Mr. Sassa was compensated directly by Andrews Group and the Company reimbursed Andrews Group for such payments.

(4) Mr. Liguori became Executive Vice President and Chief Financial Officer of Marvel on June 20, 1997. Compensation includes all compensation paid by Marvel during 1997.

(5) Represents a relocation package provided to Mr. Liguori equal to $184,083, and matching contributions made by Marvel to the Marvel 401(k) Plan equal to $2,543.

(6) Ms. Bradford became Executive Vice President and General Counsel of Marvel on November 1, 1997. Compensation includes all compensation paid by Marvel during 1997.

(7) Mr. Marden served as Executive Vice President of Marvel and in other positions with Marvel from January 26, 1996 to August 1, 1997. Mr. Marden served as a Director of Marvel from January 26, 1996 until June 20, 1997 when the New Board was elected. See "Description of Business
         - Reorganization - Holding Companies."

(8) Represents a guaranteed bonus paid to Mr. Marden pursuant to the terms of his employment agreement.

(9) Mr. Schreff served as President and Chief Operating Officer of Marvel from September 4, 1996 to August 15, 1997. Mr. Schreff served as a Director of Marvel from September 4, 1996 until June 20, 1997 when the New Board was elected. See "Description of Business - Reorganization
         - Holding Companies."

(10) Represents a signing bonus paid to Mr. Schreff pursuant to the terms of his employment agreement.

         The following chart shows the number of stock options exercised during 1997 and the 1997 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:

                                 AGGREGATED OPTION/SAR EXERCISES IN 1997
                                   AND YEAR END 1997 OPTION/SAR VALUES

                                                                               NUMBER OF                          VALUE OF
                                                                        SECURITIES UNDERLYING               UNEXERCISED IN-THE-
                                                                        UNEXERCISED OPTIONS/SAR             MONEY OPTIONS/SAR AT
                              SHARES                                       AT FISCAL YEAR END                  FISCAL YEAR END
                           ACQUIRED ON              VALUE                     EXERCISABLE/                       EXERCISABLE/
        NAME               EXERCISE (#)         REALIZED ($)                 UNEXERCISABLE                    UNEXERCISABLE (a)
        ----               ------------         ------------            ----------------------              --------------------
Joseph Calamari                 0                     0                           0/0                                0/0
August J. Liguori               0                     0                           0/0                                0/0
Pamela Bradford                 0                     0                         2,000/0                              0/0
Scott M. Sassa                  0                     0                           0/0                                0/0
Scott C. Marden                 0                     0                           0/0                                0/0
David J. Schreff                0                     0                           0/0                                0/0


(a) The closing price of the underlying shares of Common Stock on the NYSE at December 31, 1997 was $.50


         EMPLOYMENT AGREEMENTS

         Joseph Calamari

         The Chapter 11 Trustee entered into an employment agreement with Joseph Calamari which was approved by the District Court pursuant to which he is serving on a full-time basis as President and Chief Executive Officer of the Company for the period from March 1, 1998 through June 30, 1999. The agreement provides for an annual base salary of $400,000 until June 30, 1998, and thereafter, a base salary of $450,000, subject to annual increases of the discretion of Marvel. Mr. Calamari is also entitled to receive a discretionary performance based bonus based on improvements achieved in Marvel in relation to the prior year. The agreement also provides for payment of additional benefits such as reimbursement for car allowance and additional insurance.

         In consideration of efforts to be made by Mr. Calamari to assist in marketing Marvel and/or its businesses and assets to outside investors, in the event that Marvel, any of its subsidiaries or a material aspect of its businesses or assets, are sold, licensed or otherwise transferred to a third party or parties (an "Acquiror") in a transaction or in a series of related transactions, including, but not limited to, a merger or reorganization in which Marvel is the surviving entity, but is owned or controlled by new equity or debt interests (an "Acquisition Transaction"), Mr. Calamari shall be entitled to receive a special payment equal to 1/5 of 1% of the total consideration paid or provided by the Acquiror. In the event the Toy Biz Plan is confirmed, Toy Biz may elect not to pay the aforementioned special payment. In addition, under the employment agreement, Mr. Calamari expects to receive, a 1% equity participation in Marvel or any company (defined as the entity that emerges from the reorganization and/or owns, controls, or has the right to exploit, a substantial portion of the assets of what is now Marvel ) whether such equity is pre-existing or newly created through the conversion of debt, new investment, recapitalization or other restructuring (including restructuring through sale of assets, merger, acquisition or reorganization) (a "Triggering Event"). Such equity is to vest 1/3 upon issuance, 1/3 within a year thereof and the final 1/3 at the end of the second year. Mr. Calamari also expects to receive the right to acquire up to an additional 2% (1% per year) of Marvel through the issuance of fair market value warrants and/or options. In the event that Marvel should fail to provide Mr. Calamari with the foregoing equity opportunity (or a similar opportunity reasonably acceptable to Mr. Calamari) within 90 days following a Triggering Event, Mr. Calamari shall be entitled to terminate his employment and receive a lump sum amount equal to his base salary plus his annual bonus, in addition to certain benefits and any other amounts payable under the agreement until the end of the term or for a period of one year, whichever is longer; provided, however, that in the event the Toy Biz Plan is confirmed, the foregoing time period will be changed from one year to six months.

         On or before six months prior to the end of the term of the agreement, each of Marvel and Mr. Calamari shall have the right to give the other party written notice of non-renewal of the term. Absent notice of non-renewal by either party, the agreement shall automatically be extended for successive one year periods. The agreement also contains a confidentiality provision. Upon death or disability of Mr. Calamari, certain benefits will be paid to him or his legal representatives, as applicable, in accordance with the terms of the agreement. In the event Mr. Calamari is terminated without cause or the agreement is terminated by Mr. Calamari for good reason, Marvel will pay to Mr. Calamari a lump sum amount equal his base salary plus his annual bonus, and will provide him with certain benefits and any other amounts payable under the agreement until the end of the term or for a period of one year, whichever is longer.

         August J. Liguori

         The Chapter 11 Trustee entered into an employment agreement with August Liguori which was approved by the District Court pursuant to which he is serving on a full-time basis as Executive Vice President and Chief Financial Officer of the Company for the period from March 1, 1998 through February 28, 1999. The agreement provides for an annual base salary of $250,000 until July 31, 1998, and thereafter, a base salary of $275,000, subject to annual increases at the discretion of Marvel. Mr. Liguori is also entitled to receive a discretionary performance based bonus at the discretion of the Board of Directors of Marvel. The agreement also provides for additional benefits such as an automobile allowance and participation in Marvel's stock option plan. At any time on or prior to the end of the term of the agreement, each of Marvel and Mr. Liguori shall have the right to give the other party written notice of non-renewal of the term. Absent notice of non-renewal by either party, the agreement shall automatically be extended on a day-to-day basis. The agreement also contains a confidentiality provision and a provision prohibiting
Mr. Liguori from competing with Marvel during the term of the agreement.
Upon death or disability of Mr. Liguori, certain benefits will be paid to him or his legal representatives, as applicable, in accordance with the terms of the agreement. In the event Mr. Liguori is terminated without cause or Mr. Liguori terminates the agreement because Marvel breached a material term of the agreement, Marvel will pay to Mr. Liguori his base salary for a period of twelve months, in addition to certain benefits, provided, however, that in the event the Toy Biz Plan is confirmed, the foregoing time period will be changed from one year to the balance of the term or six months, whichever is longer. In the event of a "Change of Control" (as defined therein), Marvel shall require the successor to all or substantially all of the assets or business of Marvel to (i) assume in writing Marvel's obligation to perform the agreement and (ii) issue to Mr. Liguori options to purchase common stock of the successor. In the event of a "Change of Control", Mr. Liguori shall be entitled to receive a lump sum bonus of $250,000. In the event the Toy Biz Plan is confirmed, such bonus shall not be paid, provided, however that upon such "Change in Control", Toy Biz and Mr. Liguori will enter into negotiations regarding a bonus and equity participation and in the event such parties are unable to reach agreement regarding such matters, Mr. Liguori shall have the right to terminate the agreement as provided therein.

         Pamela Bradford

         The Chapter 11 Trustee entered into an employment agreement with Pamela Bradford which was approved by the Bankruptcy Court pursuant to which she is serving on a full-time basis as Executive Vice President and General Counsel of the Company for the period from March 1, 1998 through February 28, 1999. The agreement provides for an annual base salary of $236,000 until December 31, 1998, and thereafter, a base salary of $250,000, subject to annual increases at the discretion of Marvel. Ms. Bradford is also entitled to receive a discretionary performance based bonus at the discretion of the Board of Directors of Marvel. The agreement also provides for additional benefits such as an automobile allowance and participation in Marvel's stock option plan. At any time on or prior to the end of the term of the agreement, Marvel or Ms. Bradford shall have the right to give the other party written notice of non-renewal of the term. Absent notice of non-renewal by either party, the agreement shall automatically be extended on a day-to-day basis. The agreement also contains a confidentiality provision. Upon death or disability of Ms. Bradford, certain benefits will be paid to her or her legal representatives, as applicable, in accordance with the terms of the agreement. In the event Ms. Bradford is terminated without cause or Ms. Bradford terminates the agreement because Marvel breached a material term of the agreement, Marvel will also pay to Ms. Bradford her base salary for a period of twelve months, in addition to certain benefits, provided, however, that in the event the Toy Biz Plan is confirmed, the foregoing time period will be changed from one year to the balance of the term or six months, whichever is longer.

COMPENSATION OF DIRECTORS

         Prior to the appointment of the Chapter 11 Trustee, Directors who did not receive compensation as officers or employees of Marvel or any of its affiliates were paid an annual retainer fee of $25,000, payable in monthly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attended. In addition, the members of the special committee (other than the Chairman) of the Board of Directors were paid $20,000, and the Chairman was paid $30,000.

         The Bankruptcy Code entitles the Chapter 11 Trustee to reasonable compensation in accordance with the standards set forth in the Bankruptcy Code, and as allowed by the Bankruptcy Court or the District Court, upon all moneys disbursed or turned over by the Chapter 11 Trustee to parties in interest, excluding only the Debtor Companies, in the following maximum amount:

                  25% of the first $5,000;
                  10% on excess over $5,000-$50,000;
                   5% on excess over $50,000-$1,000,000;

                  3% on excess over $1,000,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 27, 1998, the number of shares of Common Stock beneficially owned, and the percent so owned (based on 101,809,657 shares of Common Stock outstanding on December 31, 1997), by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) the officers named in the Summary Compensation Table and (iii) all executive officers of the Company as a group. The number of shares owned are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, Marvel believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them and have an address, care of Marvel, of 387 Park Avenue South, New York, New York 10016. Information regarding Directors has been omitted due to the appointment of the Chapter 11 Trustee.


                                             AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP            PERCENT OF CLASS
------------------------                     ---------------------           ----------------
Marvel (Parent) Holdings Inc.                    29,302,326(a)                    28.8%(a)
  c/o Icahn and Co.
  767 Fifth Avenue
  New York, New York 10153

Marvel Holdings Inc.                             50,932,167(b)                    50.03%(b)
  c/o Icahn and Co.
  767 Fifth Avenue
  New York, New York 10153

Joseph Calamari                                  0                                   --

August Liguori                                   0                                   --

Pamela Bradford                                  2,500(c)                             *

John J. Gibbons, Chapter 11 Trustee              0                                   --

All executive officers as a group (3 persons)    2,500(c)                             *

* Less than 1%

(a) Represents ownership of Common Stock as of June 25, 1997 based upon
Schedule 13Ds and amendments thereto filed with the SEC. Such filings do not reflect that Marvel Parent no longer beneficially owns 10,432,340 shares of Common Stock distributed by the Indentures Trustee in accordance with certain orders of the District Court. Such orders provide for the distribution of additional shares of Common Stock owned by Marvel Parent. See "Description of Business - Reorganization - Holding Companies."

(b) Represents ownership of Common Stock as of April 28, 1997 based upon
Schedule 13Ds and amendments thereto filed with the SEC. Such filings do not reflect that Holdings no longer beneficially owns 19,587,628 shares of Common Stock distributed by the Indentures Trustee in accordance with certain orders of the District Court. Such orders provide for the distribution of additional shares of Common Stock owned by Holdings. See "Description of Business - Reorganization - Holding Companies."

(c)      Includes options to purchase 2,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Chapter 11 Trustee, is a partner of Gibbons, Del Deo, Dolan, Griffinger & Vecchione, P.C., a law firm which has been retained to provide legal services to the Chapter 11 Trustee. Such legal fees are subject to approval by the District Court. No fees were paid to the firm in 1997.

RELATIONSHIP WITH MACANDREWS & FORBES

         The Company was a subsidiary of MacAndrews & Forbes or an affiliate thereof from 1989 through the middle of 1997.

         The Company reimbursed MacAndrews & Forbes for the cost of certain services provided by third parties. The agreement pursuant to which such services were provided has been terminated. As of December 31, 1997, Marvel owed approximately $2.1 million to MacAndrews & Forbes pursuant to such agreement, of which a significant portion was incurred prior to the Debtor Companies' bankruptcy filings.

         Tax Indemnification Arrangements. Prior to the acquisition of the Company by Parent Holdings in 1989, Marvel was included in the consolidated federal income tax returns of New World Entertainment, Ltd. ("New World"). From the time of Parent Holdings' acquisition of Marvel through the consummation of Marvel's initial public offering and for the period from May 19, 1993 until April 24, 1997, Marvel was included in the consolidated federal income tax and certain state tax returns of Andrews Group or MacAndrews & Forbes or each and made tax sharing payments to Andrews Group or MacAndrews & Forbes in amounts equal to the taxes it would have paid on a separate company basis. For periods beginning with the consummation of Marvel's initial public offering and ending with May 18, 1993, Marvel filed separate tax returns and intends to file separate tax returns from April 25, 1997 forward. In addition, if the tax liability attributable to Marvel for any previous period during which Marvel was included in a consolidated federal income tax return filed by Andrews Group or MacAndrews & Forbes is adjusted as a result of an action of the Internal Revenue Service or a court, then Marvel will pay to MacAndrews & Forbes the amount of any increase in such liability and MacAndrews & Forbes will pay to Marvel the amount of any decrease in such liability. Marvel continues to be subject under existing federal regulations to several liability for the consolidated federal income taxes for any taxable year in which it was a member of any consolidated group of which New World, Andrews Group or MacAndrews & Forbes or Mafco Holdings was the common parent. Mafco has agreed, however, to indemnify Marvel for any federal income tax liability of New World, Andrews Group and MacAndrews & Forbes or any of their subsidiaries (other than Marvel or its subsidiaries).

         Tax Sharing Agreement. From May 19, 1993 until April 24, 1997, Marvel was included in Mafco's consolidated federal income tax return. Marvel had entered into a tax sharing agreement with Mafco pursuant to which it made tax sharing payments to Mafco in amounts equal to the taxes it would have paid had it filed a separate consolidated tax return for itself and its subsidiaries. Marvel, Mafco and Marvel III entered into an Amended and Restated Tax Sharing Agreement dated as of January 1, 1994 (the "Tax Sharing Agreement") which amended and restated the then existing tax sharing agreement to provide that Marvel will make payments thereunder to Marvel III instead of Mafco for 1994 and subsequent years. As a result of losses during 1997, 1996 and 1995, the Company has not made federal tax sharing payments for 1997, 1996 and 1995, and primarily as a result of such losses, Marvel has received refunds of previously made tax sharing payments from Mafco under the Tax Sharing Agreement of approximately $27.1 million.

         Stock Purchase Agreement. On December 27, 1996, Marvel filed the Initial Plan which contemplated that pursuant to a stock purchase agreement dated December 26, 1996, between Andrews Group and Marvel, Andrews Group, or an affiliate thereof, would acquire a number of shares of common stock (or its equivalent) that would represent 80.1% of the shares of a reorganized Marvel after giving effect to such acquisition, in consideration for $365 million in cash or, at the option of Andrews Group, shares of Class A Common Stock of Toy Biz, or a combination of the foregoing (the "Andrews Investment"). The Initial Plan contemplated that in connection with the Andrews Investment, the company would acquire the Class A Common Stock of Toy Biz not owned by Marvel, Andrews Group or their affiliates pursuant to various agreements with the principal stockholders of Toy Biz.

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

         Relationships with NWCG. During 1993, the Company entered into certain license agreements with New World Communications Group, Incorporated ("NWCG"), then a subsidiary of MacAndrews & Forbes which was sold in January, 1997, for use of certain of the Company's characters in the production of animated series for television. Pursuant to these agreements, NWCG paid the Company a license fee, and NWCG is eligible to participate in licensing and other revenues derived from the exhibition of certain of such animated series. During 1996, the Company and NWCG entered into an agreement whereby NWCG produced for the Company episodes 1-13 of THE INCREDIBLE HULK animated television show, at a cost of approximately $4 million.

         High River and Westgate, affiliates of Vincent Intrieri and Carl Ichan, former directors of Marvel, made offers to acquire the Company while they were directors. See "Description of Business - Reorganization - Plans of Reorganization."

         During the time between the appointment of the New Board and the appointment of the Chapter 11 Trustee, the members of the New Board may have entered into contracts or arrangements with the Company. However, since the majority of the members of the New Board have resigned as Directors, the Company is unable to verify whether any such transactions occurred.

LOANS TO EXECUTIVE OFFICER

         The Company extended a $250,000 unsecured loan to Jeffrey L. Kaplan, former Executive Vice President, on each of February 15, 1995, and December 29, 1995. The principal of and accrued interest on such loan is payable on February 15, 1999. The unpaid principal balance bears interest at a rate per annum equal to the interest rate paid by the Company, from time to time, on outstanding balances under the Company's Amended and Restated Credit Agreement or, if the Company is no longer a party to such credit facility, at a rate per annum equal to the prime rate at Chase. In 1997, such notes were assigned to Andrews Group for $500,000 plus accrued interest in an intercompany credit.

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


                 *10.48 Employment Agreement dated as of March 1, 1998 between the Company and Joseph Calamari, as amended

                 *10.49 Employment Agreement dated as March 1, 1998 between the Company and Pamela Bradford, as amended

                 *10.50 Employment Agreement dated as of March 1, 1998 between the Company and August Ligouri, as amended

                 +10.51 Non-Exclusive Services Agreement dated as of February 11, 1997 between the Company and Diamond Comic Distributors


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

                 *23.1     Consent of Ernst & Young LLP

                 *27.1     Financial Data Schedule for year ended December 31,
                           1997

                 *27.2     Financial Data Schedule for year ended December 31,
                           1996

         ------------------------------------------
         *   Filed herewith.

         + Portions of this Exhibit have been omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment

         (b) Reports on Form 8-K filed during the last quarter of the year ended December 31, 1997.

             Form 8-K was filed with the SEC on December 29, 1997 reporting with respect to Item 5, Other Events.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARVEL ENTERTAINMENT GROUP, INC.

                                                 (Registrant)



Dated: April 30, 1998           By:      /s/    Joseph Calamari
                                   -------------------------------------
                                                Joseph Calamari
                                                President and
                                                Chief Executive Officer

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


         In July 1997, Panini, a subsidiary of the Company that has not filed for protection under chapter 11 and, therefore, is not one of the Debtor Companies, suspended all payments of interest and principal under the Panini Term Loan Agreement. As of December 31, 1997, suspended payments of interest and principal under the Panini Term Loan are lire 22.0 billion (approximately $12.4 based on the exchange rates at December 31, 1997), and is included in the Consolidated Balance Sheet at December 31, 1997 in accrued expenses. This suspension constituted an event of default under the Panini Term Loan Agreement, and, consequently, the Company has reclassified the Panini Term Loan to current liabilities. On August 11, 1997, Panini entered into an agreement with The Chase Manhattan Bank for a loan of lire 27 billion (approximately $15.3 based on the exchange rate at December 31, 1997) to provide short term liquidity. On August 5, 1997, the Company received approval from Bankruptcy Court to guarantee this loan. The guarantee is junior to all liens of the DIP Lenders, but is senior to the Secured Lenders. This loan is subject to a number of financial and other covenants and conditions of borrowing. As of December 31, 1997, the credit line was fully used. The loan expired on October 31, 1997, and by stipulation, the maturity date was extended to March 31, 1998. As a result of Panini's significant operating losses in 1997 and continued liquidity crisis, the Company was able to further extend the payment date of this loan to September 1998.


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


         The Tax Sharing Agreement with Mafco and its affiliates related to the Mafco consolidated years has not yet been settled. Additionally, the IRS has filed proof of claims during the bankruptcy process totaling approximately $10.2 with respect to the 1995 and 1996 tax years. These years have not yet been examined by the IRS, and the Company has not been able to learn from the IRS how the claim amount was derived. The Company believes a majority of these claims are without merit (See Note 2).


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


         Marvel has notified the court in the consolidated action that Marvel has filed for bankruptcy protection, and that the bankruptcy court filing stays all further proceedings in the consolidated lawsuit as to Marvel. On April 2, 1998, the Chapter 11 Trustee filed a separate action in the District Court asserting that Marvel has the full unencumbered right to produce and distribute any "SPIDER-MAN" films. There can be no assurance that the Chapter 11 Trustee will be successful in this litigation.


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