Form 10-Q
period 1998-03-31
MARVEL ENTERTAINMENT GROUP INC
filed 1998-05-15
CIK 874808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                        MARVEL ENTERTAINMENT GROUP, INC.
             INDEX TO CONTENTS OF THE FIRST QUARTER 1998 FORM 10-Q



                                                                         Page
                                                                         ----

Condensed Consolidated Balance Sheets as of March 31, 1998 and
  December 31, 1997 ..................................................     3

Condensed Consolidated Statements of Operations for the quarters
  ended March 31, 1998 and 1997 ......................................     4

Condensed Consolidated Statements of Cash Flows for the quarters
  ended March 31, 1998 and 1997 ......................................     5

Condensed Consolidated Statements of Comprehensive Loss for the
  quarters ended March 31, 1998 and 1997 .............................     6

Notes to Condensed Consolidated Financial Statements .................     7

Management's Discussion and Analysis of Financial Condition and
  Results of Operations ..............................................    14

Other Information ....................................................    20

Signatures ...........................................................    21

                        MARVEL ENTERTAINMENT GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
      (SEE NOTE 1 OF NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
                                  (UNAUDITED)

                                                                  March 31,          December 31,
                                                                    1998                1997
                                                               ---------------       ----------------
ASSETS
Current assets:
   Cash........................................................      $ 24.0                $ 21.7
   Accounts receivable, net....................................        93.5                  86.8
   Inventories, net............................................        34.6                  43.9
   Assets held for sale........................................        12.9                    --
   Deferred income taxes.......................................         2.0                   2.0
   Prepaid expenses and other..................................        28.6                  34.1
                                                                  ---------             ---------

     Total current assets......................................       195.6                 188.5

Property, plant and equipment, net.............................        47.8                  55.5
Goodwill and other intangibles, net............................       169.6                 174.7
Investment in Toy Biz..........................................        33.0                  33.0
Deferred charges and other.....................................        21.2                  24.8
                                                                  ---------             ---------

     Total  Assets.............................................      $467.2                $476.5
                                                                  =========             =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Debtor-in-Possession Loan...................................      $ 91.2                $ 91.2
   Accounts payable............................................        76.8                  78.3
   Accrued expenses and other..................................       136.7                 127.3
   Panini short term borrowings................................        46.1                  39.5
   Panini debt.................................................       119.2                 121.9
                                                                  ---------             ---------

     Total current liabilities.................................       470.0                 458.2

Long-term debt.................................................         8.3                   8.5
Other long-term liabilities....................................        19.1                  19.6
Liabilities subject to settlement under reorganization.........       502.2                 502.2
                                                                  ---------             ---------

     Total Liabilities.........................................       999.6                 988.5

Stockholders' deficit:
   Common Stock................................................         1.0                   1.0
   Additional paid-in capital..................................        93.1                  93.1
   Accumulated deficit ........................................      (623.7)               (604.6)
   Comprehensive loss .........................................        (2.8)                 (1.5)
                                                                  ---------             ---------

     Total Stockholders' Deficit...............................      (532.4)               (512.0)
                                                                  ---------             ---------

     Total Liabilities and Stockholders' Deficit...............      $467.2                $476.5
                                                                  =========             =========


   The accompanying Notes to Condensed Consolidated Financial Statements are
                     an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
      (SEE NOTE 1 OF NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
                                  (UNAUDITED)

                                                                               For the
                                                                         Three Months Ended
                                                                              March 31,
                                                                         -------------------
                                                                           1998       1997
                                                                         -------    --------
Net revenues...........................................................  $  97.1    $  156.7

Cost of sales..........................................................     72.7       104.5

Selling, general & administrative expenses.............................     23.3        48.5

Depreciation and amortization..........................................      2.1         4.8

Amortization of goodwill, intangibles and deferred changes.............      2.6         4.3

Interest expense, net (contractual interest for the quarter ended
March 31, 1998 was $19.7)..............................................      6.9        15.6

Foreign exchange gain..................................................     (0.3)       (0.7)

Loss on sale of confectionery business.................................      3.4          --

Equity in net income of unconsolidated subsidiaries
and other, net.........................................................      0.1         0.1
                                                                         --------    --------

Loss before reorganization items, provision for income taxes and
  minority interest....................................................    (13.5)      (20.2)

Reorganization items...................................................      5.1         3.4
                                                                         --------    --------

Loss before provision for income taxes and minority interest...........    (18.6)      (23.6)

Provision for income taxes.............................................      0.5         3.8
                                                                         --------    --------

Loss before minority interest..........................................    (19.1)      (27.4)

Minority interest in earnings of Toy Biz...............................       --         0.4
                                                                         --------    --------

Net loss...............................................................   ($19.1)     ($27.8)
                                                                         ========    ========

Loss per Common Share-Basic and Diluted................................    ($.19)      ($.27)
                                                                         ========    ========

Common shares outstanding - Basic and Diluted (in millions)............    101.8       101.8
                                                                         ========    ========




   The accompanying Notes to Condensed Consolidated Financial Statements are
                     an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
      (SEE NOTE 1 OF NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
                                  (UNAUDITED)

                                                                                                 For the
                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         ------------------------
                                                                                           1998            1997
                                                                                         --------        --------
Cash flows from operating activities:
    Net loss ..................................................................          ($ 19.1)        ($ 27.8)
                                                                                         --------        --------
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ..........................................              4.7             9.2
       Provision for deferred income taxes ....................................               --             2.7
       Undistributed earnings of unconsolidated subsidiaries ..................             (0.1)           (0.1)
       Minority interest in earnings of Toy Biz ...............................               --             0.4
       Other ..................................................................              3.4             0.3
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable, net ......................             (3.1)            9.7
         Decrease (increase) in inventories ...................................              1.0            (2.0)
         Decrease (increase) in prepaid expenses and other assets .............             (1.2)           (5.2)
         (Decrease) increase in accounts payable ..............................             (2.0)           (7.8)
         (Decrease) increase  in accrued expenses and other ...................             13.4            (3.3)
                                                                                         --------        --------
    Total adjustments .........................................................             16.1             3.9
                                                                                         --------        --------
           Net cash used in operating activities ..............................             (3.0)          (23.9)
                                                                                         --------        --------

Cash flows from investing activities:
    Capital expenditures ......................................................             (0.4)           (7.3)
    Other investing activities, net ...........................................             (0.2)           (5.3)
                                                                                         --------        --------
           Net cash used in investing activities ..............................             (0.6)          (12.6)
                                                                                         --------        --------

Cash flows from financing activities:
    Net (repayments) borrowings under term portion of credit agreements .......               --            (5.1)
    Net borrowings under revolving portion of credit agreement ................               --             5.0
    Net borrowings under Debtor-in-Possession Loan ............................               --            40.0
    Net (repayments) borrowings under other debt ..............................              6.3            (4.7)
    Other financing activities ................................................               --             0.1
                                                                                         --------        --------
           Net cash provided by financing activities ..........................              6.3            35.3
                                                                                         --------        --------

    Effect of exchange rate changes on cash ...................................             (0.4)           (2.2)
                                                                                         --------        --------

    Net  increase (decrease)in cash ...........................................              2.3            (3.4)

Cash, at beginning of period ..................................................             21.7            25.1
                                                                                         --------        --------
Cash, at end of period ........................................................          $  24.0         $  21.7
                                                                                         ========        ========

Supplemental disclosures of cash flow information:
    Interest paid during the period ...........................................          $   2.2         $  17.3
    Income taxes paid, net of refunds, during the period ......................               --         $   1.4


   The accompanying Notes to Condensed Consolidated Financial Statements are
                     an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
      (SEE NOTE 1 OF NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
                                  (UNAUDITED)


                                                           For the
                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     1998           1997
                                                  ----------     ---------


Net loss......................................        ($19.1)       ($27.8)

  Foreign currency translation adjustments....          (1.3)         (0.9)

                                                  ==========     =========
Comprehensive loss............................        ($20.4)       ($28.7)
                                                  ==========     =========



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

            The accompanying unaudited condensed consolidated financial statements include the accounts of Marvel Entertainment Group, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements of the Company include the consolidation of Toy Biz, Inc. and its subsidiaries (collectively "Toy Biz") since its initial public offering on March 2, 1995 (the "Toy Biz IPO") through June 30, 1997. Since July 1, 1997, due to the dispute over Marvel's ability to control or influence Toy Biz and because Toy Biz ceased reporting its financial information to the Company, the Company deconsolidated Toy Biz. The Company's operations currently consist of (i) the publication and sale of comic books and children's magazines, (ii) the manufacture and distribution of sports and entertainment trading cards and children's activity sticker collections, (iii) licensing of the various characters owned by the Company for consumer products, media and advertising-promotion and (iv) the manufacture and distribution of adhesives and confectionery products. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation to the results of operations, financial position and cash flows have been made and were of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements on Form 10-K and amendments thereto for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform to current year presentation.

            The Condensed Consolidated Balance Sheet, as of March 31, 1998 reflects Marvel's investment of approximately 7.4 million shares of Toy Biz common stock at the historical cost adjusted for the equity method of accounting through the date of deconsolidation. As of March 31, 1998 the Company's investment in Toy Biz was $33.0. Had the Company reinstated accounting for its investment in Toy Biz on the equity method, the carrying value would have been $26.4 at March 31, 1998 based on Toy Biz's published results through December 31, 1997.

            The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of requisite parties under the Bankruptcy Code and confirmation of the District Court, the ability to comply with its debtor-in-possession financing agreement, resolution of various litigation against the Company, the Company's ability to make its information systems Year 2000 compliant, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. In addition, the Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flows and is currently in default under substantially all of its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern.

            If a plan of reorganization regarding the Debtor Companies is confirmed, the consolidated results of operations and the financial condition of the Company may be materially affected.

2.          CHAPTER 11 REORGANIZATION

            (Refer to the Notes to Consolidated Financial Statements included in the Company's Form 10-K and amendments thereto for more information.)

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Operating Companies

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

            As a result of the several failed attempts at a plan of reorganization, the acrimony among the parties involved, the conflicts of interest between the parties and the significant amount of professional fees and other bankruptcy related costs incurred by the Company, on December 22, 1997, John J. Gibbons was appointed as Chapter 11 Trustee (the "Chapter 11 Trustee") for the Company. The order appointing the Chapter 11 Trustee was appealed by certain creditors of the Company and was affirmed on March 25, 1998 by the United States Court of Appeals for the Third Circuit (the "Court of Appeals").

            The Chapter 11 Trustee has all of the powers of management and the Board of Directors of the Debtor Companies to operate and manage the Debtor Companies, but generally may not engage in transactions outside the ordinary course of business without approval, after notice and hearing of the District Court. Since the appointment of the Chapter 11 Trustee, the Board of Directors of Marvel no longer controls the business of Marvel and as a result, the Board of Directors resigned during 1998.

Plans of Reorganization

            On March 13, 1998, the District Court approved the disclosure statement for the unsolicited merger proposal by Toy Biz, (the "Toy Biz Plan"). The District Court had set May 4th and 5th 1998, as the dates for a confirmation hearing for the proposed Toy Biz Plan. On April 13, 1998, the Court of Appeals issued an order granting a motion to expedite the appeal of a March 30, 1998 decision by the District Court regarding the Company's voting control over Toy Biz. Pending the expedited determination of this appeal, the order also stayed the effectiveness of the District Court's decision and the hearing scheduled for May 4th and 5th, 1998 for confirmation of the Toy Biz Plan.

            On May 12, 1998 a settlement was reached among Toy Biz, the Chapter 11 Trustee, representatives of the Company's Secured Lenders and certain other parties to settle litigation commenced by the Company against Toy Biz, the Secured Lenders and those other parties (the "Governance Litigation"). As a part of this settlement, the Chapter 11 Trustee agreed to attempt to have vacated the appeal of the Governance Litigation concerning the Company's alledged right to replace the Toy Biz board of directors currently pending in the Court of Appeals and to support the Toy Biz Plan which will be amended to reflect the settlement agreement. Under the terms of the proposed settlement, Marvel equity holders and persons entitled to class securities litigation claims under the terms of the amended Toy Biz Plan will receive three series of warrants upon consummation of the amended Toy Biz Plan entitling them to purchase common and convertible/exchangeable preferred stock to be issued by the combined company. The first series of 4 million warrants will have a term of six months and will allow the recipients to purchase common stock in the combined company at a price of $12.00 per share (also subject to increase based on the issuance date of the warrants). The second series of 3 million warrants will have a term of six months and will allow the recipient to purchase convertible/exchangeable preferred stock in the combined company at a price of $10.65 per share (also subject to increase based on the issuance date of the warrants). The final series of 5 million warrants will have a term of four years and will allow the recipients to purchase common stock in the new company at a price of $18.50 per share. Finally, the equity holders and class securities litigation claimants will be entitled to receive future distributions from any recovery on certain current and prospective litigation.

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

            The agreement is subject to the approval of the District Court as well as the approval of the Secured Lenders that have agreed to support the Toy Biz Plan. Toy Biz expects to receive the Secured Lenders' approval shortly and is expeditiously seeking court approval of the settlement together with the Chapter 11 Trustee. The settlement agreement is subject to confirmation of the Toy Biz Plan by June 30, 1998, which will require the Court of Appeals to lift its stay, and to consummation of the amended Toy Biz Plan by August 15, 1998. Such dates are subject to extensions by Toy Biz and the Secured Lenders without the approval of the Chapter 11 Trustee so long as such dates are not extended beyond August 15, 1998 and September 30, 1998 respectively. There can be no assurance that the District Court will approve the settlement or that other conditions of the effectuations of the settlement will be satisfied. In addition, the Chapter 11 Trustee has the right to terminate the agreement in the event that the Chapter 11 Trustee accepts an "Alternative Transaction" as defined. The agreement specifically permits the Chapter 11 Trustee to dispose of Panini S.p.A. and the Company's confections business.

            In addition to the Toy Biz Plan, the Company had received preliminary indications of interest from third parties to purchase the Company or all or part of the Company's assets. As of this date, the Company cannot predict whether any of these indications of interest will result in a more formal offer to purchase any or all of the Company or its assets, nor can the Company determine whether any such indications of interest will result in offers superior to the Toy Biz Plan. Several third parties have conducted due diligence reviews with respect to the Company. On May 8, 1998, the Company entered into an asset purchase agreement which would allow for the sale of the remaining portion of its confectionery business (see Note 4). The Chapter 11 Trustee has retained the services of an investment banking firm to assist in this process.

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

Holding Companies

            On March 3, 1998, the District Court entered an order permitting the distribution to the holders of the Holding Companies debt obligations (the "Noteholders") of up to 12.5 million outstanding shares of common stock of Marvel which were pledged to secure the Holding Companies debt obligations (the "Notes"). Further, the order authorized the sale by Marvel Holdings, Inc. ("Holdings"), for cash of an additional 2.5 million shares of common stock of Marvel currently held by Holdings in escrow to pay certain administrative expenses. The Indentures Trustee subsequently sought an order from the District Court permitting the distribution to the Noteholders of additional shares of common stock which were pledged to secure the Notes. By an order dated April 9, 1998, the District Court authorized the distribution to the Noteholders of an additional 21.5 million shares of common stock and the sale of approximately 400,000 additional shares of common stock currently held by Holdings to pay certain administrative expenses.

            On April 17, 1998 trading of the Company's common stock was suspended by the New York Stock Exchange and application will be made to the Securities and Exchange Commission to delist the stock. The Company understands that the New York Stock Exchange reached the decision in view of the fact that the Company is below the Exchange's continued listing criteria.

Other
            As part of the chapter 11 process, the Debtor Companies have received a significant number of proofs of claims. The Company is currently in the process of reviewing these claims and believes that a majority of these claims may have been paid pursuant to first day orders of its bankruptcy proceedings or are without merit. Although the Company believes that amounts recorded as of March 31, 1998 are adequate to cover the ultimate liability under these claims, there can be no assurance that these claims will not be settled for amounts in excess of these amounts.

            Financial accounting and reporting during a chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition obligations, which may be subject to settlement, have been classified as obligations, subject to chapter 11 settlement under reorganization and consist of the following estimated amounts:

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                       March 31,    December 31,
                                                         1998          1997
                                                       ---------    ------------
Total accrued expenses ..............................   $ 13.7         $ 13.7
Debt:
       U. S. Term Loan Agreement ....................   $350.0         $350.0
       Amended and Restated Credit Agreement ........    120.0          120.0
       Additional Revolving Credit Facility .........     15.0           15.0
                                                        ------         ------
           Total debt ...............................    498.7          498.7
Other long-term liabilities .........................      3.5            3.5
                                                        ------         ------
Total liabilities subject to settlement under
reorganization ......................................   $502.2         $502.2
                                                        ======         ======

3.          DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

ACCOUNTS RECEIVABLE, NET:

                                                       March 31,    December 31,
                                                         1998          1997
                                                       ---------    ------------
Accounts receivable .................................    $114.4        $109.6
Less:  Allowances ...................................     (20.9)        (22.8)
                                                         ------         ------
                                                         $ 93.5        $ 86.8
                                                         ======        ======
INVENTORIES, NET:

Finished goods ......................................    $ 20.9        $ 26.0
Work in process .....................................      10.3          12.7
Raw materials .......................................       9.7          13.9
Less:  Reserve for obsolescence .....................      (6.3)         (8.7)
                                                         ------        ------
                                                         $ 34.6        $ 43.9
                                                         ======        ======
GOODWILL AND OTHER INTANGIBLES, NET:

Goodwill and other intangibles ......................    $240.1        $243.9
Less:  Accumulated amortization .....................     (70.5)        (69.2)
                                                         ------        ------
                                                         $169.6        $174.7
                                                         ======        ======

4.          ASSETS HELD FOR SALE

            In March 1998, the Company decided to sell the remaining portion of the confectionery business and on May 8, 1998 it entered into an Asset Purchase Agreement with Concord Confections Inc. ("the Buyer") The Asset Purchase Agreement provides for the sale of the remaining portion of the confectionery business for the purchase price of $13.0 in cash (subject to adjustment), plus the assumption of certain assumed liabilities of the Company related to the confections business. The Company agrees to transfer certain assets, rights and properties free of all liens of its domestic operations as well as all capital stock of its interests in foreign operations, as well as certain debt, liabilities and obligations. The closing of the sale is scheduled to occur on the next business day immediately following the entry of the sale order by the District Court approving the Asset Purchase Agreement and certain contemplated transactions with regard to the Asset Purchase Agreement.

            If a sale of the remaining portion of the confectionery business occurs, the net proceeds of such sale would be due to the Company's lenders in accordance with the terms of the DIP Agreement. The Company, however, intends to negotiate with the DIP lenders to allow for the use of the net proceeds from the sale to pay

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


down a portion of the principal balance of the DIP loan and to maintain a portion of the net proceeds for working capital requirements. A summary of the confectionery net assets to be disposed as of March 31, 1998 is illustrated below:

                                                         March 31, 1998
                                                         --------------
        Current Assets ..............................       $   11.2
        Long Term Assets ............................            9.4
                                                            --------
        Total Assets ................................       $   20.6
                                                            --------

        Current Liabilities .........................       $    4.0
        Long Term Liabilities .......................             .3
                                                            --------
        Total Liabilities ...........................       $    4.3
                                                            --------

        Net Assets ..................................       $   16.3
                                                            ========

            The sale of the confectionery business is subject to an auction process with customary breakup fees and topping bids and approval of the District Court. During the quarter ended March 31, 1998, the Company recognized a loss of approximately $3.4 based on the estimated selling price. There can be no assurance that the District Court will approve this transaction or that the other conditions to closing will be satisfied.

            Included in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 1998, are $4.4 of confectionery revenues. Operating loss for the quarter ended March 31, 1998 was $1.0.

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

5.               FINANCIAL STATEMENTS OF ENTITIES OPERATING UNDER CHAPTER 11

The combined condensed balance sheet as of March 31,1998 of the Debtor Companies is as follows:

ASSETS
Current assets:
   Cash...........................................................     $ 21.5
   Accounts receivable, net.......................................       17.2
   Inventories, net...............................................        8.4
   Assets held for sale...........................................        9.5
   Deferred income taxes..........................................        1.6
   Prepaid expenses and other.....................................        1.7
                                                                   ----------
              Total currrent assets...............................       59.9

Property, plant and equipment, net................................        3.5
Goodwill and other intangibles, net...............................      103.4
Investment in Toy Biz.............................................       33.0
Deferred charges and other........................................       16.4
Investments in and advances to subsidiaries, at cost..............      (39.9)
                                                                   ----------
              Total Assets........................................     $176.3
                                                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Debtor-in-Possession Loan......................................      $91.2
   Accounts payable...............................................       20.7
   Accrued expenses and other.....................................       88.2
                                                                   ----------

              Total current liabilities...........................      200.1

Other long-term liabilities.......................................        6.4
Liabilities subject to settlement under reorganization............      502.2
                                                                   ----------

              Total Liabilities...................................      708.7
                                                                   ----------

Stockholders' deficit:
   Common Stock...................................................        1.0
   Additional paid-in capital.....................................       93.1
   Accumulated deficit ...........................................     (623.7)
   Comprehensive loss ............................................       (2.8)
                                                                   ----------

              Total Stockholders' Deficit.........................     (532.4)
                                                                   ----------

              Total Liabilities and Stockholders' Deficit.........     $176.3
                                                                   ==========

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

The combined condensed statement of operations for the three months ended March 31,1998 of the Debtor Companies is as follows:

Net revenues......................................................... $  38.1

Cost of sales........................................................    30.4

Selling, general & administrative expenses...........................    13.6

Depreciation and amortization........................................     0.9

Amortization of goodwill, intangibles and deferred charges...........     1.9

Interest expense, net (Contractual interest for the three
months ended March 31, 1998 was $15.3)...............................     2.5

Loss on sale of confectionery business...............................     3.4

Equity in net income of unconsolidated subsidiaries and other, net...     0.1
                                                                      -------

Loss before reorganization items and provision for income taxes......   (14.5)

Reorganization items.................................................     5.1
                                                                      -------

Loss before provision for income taxes...............................   (19.6)

Provision for income taxes...........................................     0.1
                                                                      -------

Net loss Debtor Companies............................................   (19.7)

Equity in net income of non-Debtor Companies.........................     0.6
                                                                      -------

Net loss.............................................................   $19.1
                                                                      =======

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

            On December 27, 1996, the Debtor Companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code as debtors-in-possession under the control of the Bankruptcy Court. In November 1997 the District Court withdrew the order referring the Marvel Cases to the Bankruptcy Court. Accordingly, the Marvel Cases are being heard in the District Court. On December 22, 1997, the District Court appointed the Chapter 11 Trustee to replace the debtors-in-possession.

RESULTS OF OPERATIONS:

BACKGROUND

            In recent years there has been an overall decline in the comic book market, and more specifically, reduced readership, and lower speculative purchases of comic books, which has materially adversely affected the Company's publishing business. In response, the Company has undertaken several strategic actions to mitigate the effect of such contraction. The Company believes that the contraction in the comic book industry has begun to show some signs of stabilization. However, the Company does believe the market continues to be soft. The Company recently instituted marketing programs to bolster its position in the market place. There can be no assurance that these new marketing programs will strengthen the Company's current position in the market or overcome a further significant contraction in the comic book industry.

            Similarly, over the past few years, there has been a significant contraction in the sports trading card market related in part to fewer speculative purchases. In addition, fan interest in overall sports declined during that time, which adversely affected sports trading card sales and increased returns for those periods. The Company believes that these factors negatively affected the sports trading card business, which caused the Company to experience lower sales, higher returns and higher inventory obsolescence and the impact of fixed royalty minimum guarantees. In 1997, the Company discontinued certain unprofitable sports products and continues to focus on trading card specialty stores and select mass market accounts in an effort to reduce costs and minimize the risk of returns and inventory obsolescence.

            Since 1996, the Company's sale of entertainment trading cards has been adversely affected by a lack of commercial success of properties licensed from third parties as well as the lower demand for trading cards based on comic book characters. In 1997, as a result of these weak properties in the entertainment trading card market, the Company discontinued certain unprofitable entertainment products and began focused primarily on profitable sports trading card products.

            The combination of minimum royalty and advertising contractual commitments to licensors and declines in the Company's trading card net revenues have continued to significantly and adversely affect the profit margins of the trading card business. The Company anticipates a continued significant adverse effect on profit margins unless the current contractual commitments are successfully re-negotiated. The Company is attempting to re-negotiate such licenses but there can be no assurance these negotiations will be successfully concluded in light of its bankruptcy proceedings.

            Primarily in the second half of 1997, the Company further reduced its operating costs through the realignment of management functions which resulted in among other things, the termination of a number of highly compensated employees, the restructuring and consolidation of administrative staff and editorial staff and the improvement of the distribution of the Company's trading card products.

            The Company believes that since, and in part as a result, of the commencement of the Company's chapter 11 proceedings, the Company has continued to experience weakness in all of its businesses.

            Currently there is no Company sponsored plan of reorganization. There can be no assurance that any plan of reorganization, including the Toy Biz Plan will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, which includes continuing to solicit bids for the Company or parts thereof through an auction process or possible liquidation. There can be no assurance that upon consummation of a plan of reorganization that there will be improvement in the Company's financial conditions or results of operations. The Company has, and will continue to incur professional fees and other cash demands typically incurred in bankruptcy.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

Basis For Management's Discussion And Analysis

            Since July 1, 1997, due to the dispute over Marvel's ability to control or influence Toy Biz and because Toy Biz ceased reporting its financial information to the Company, the Company deconsolidated Toy Biz . The Condensed Consolidated Financial Statements do not include any adjustments to its investment in Toy Biz since July 1, 1997. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations presented below compares only the Company's publishing, licensing, trading card and sticker, confectionery and adhesive businesses. The results of operations for Toy Biz included in the Company's Condensed Consolidated Statements of Operations for the quarter ended March 31, 1997 is illustrated below:

            TOY BIZ:

                                                 Quarter ended March 31, 1997
                                                 ----------------------------
 Revenue                                                   $34.4
 Cost of sales                                              19.9
 Selling, general & administrative  expenses                10.9
 Depreciation and amortization                               2.7
 Amortization of goodwill and intangibles                     .1
 Provision for income taxes                                   .3
                                                           ------
 Income before minority interest                              .5
 Minority interest in earnings                                .4
                                                           ------
 Net income                                                $  .1
                                                           ======

            The Company's net revenues were $97.1 million and $122.3 million in 1998 and 1997, respectively, a decrease of $25.2 million or 20.6%. This reflects a decrease of $20.6 million in net trading card and sticker revenues, a decrease of $4.0 million in net publishing revenues, and a decrease of $0.6 in other revenues.

            The decrease in trading card net revenues was primarily due to the continued contraction of the trading card market as well as the discontinuance of certain unprofitable entertainment trading cards. The decrease in net revenues of stickers was primarily due to lower commercial success of entertainment stickers based on properties licensed from third parties partially offset by the sale of 1998 World Cup stickers in which the Company commenced shipment during the first quarter of 1998.

            When comparing the first quarter of 1998 to the first quarter of 1997 publishing revenues are down. More recently, the Company believes that its publishing revenues have begun to stabilize at levels consistent with the second half of 1997 and first quarter of 1998. The Company does believe the market continues to be soft and the Company has instituted marketing programs to bolster its position in the market place. The Company has maintained approximately the same market share over the most recent quarters. Licensing revenues continue to be hindered as a result of the Company's bankruptcy proceedings. Potential licensees appear to be less willing to deal with the Company due to their concerns regarding the Company's future ownership and the ability of Marvel to support its programs. Licensing revenues will vary from period to period depending on the commercial success and the media exposure of the Marvel Characters. The Company continues to experience delays by movie and theatrical studios in their release of media based on key properties of Marvel.

            Gross profit was $24.4 million and $37.7 million in the 1998 and 1997 periods, respectively, a decrease of $13.3 million. As a percentage of net revenues, gross profit was 25.2% in the 1998 period as compared to 30.8% in the 1997 period. The decrease in gross profit as well as gross profit percentage was due to lower sales volume as well as the impact of this lower sales volume on the Company's ability to earn out its minimum guarantees with certain of its critical license agreements. Publishing gross profit margin for 1998 was approximately 35% of net publishing sales. The Company reduced its costs which have offset the loss of efficiencies due to lower volumes. The Company expects the publishing gross profit margin to be maintained given the current level of volume. However, there can be no assurance that this level of volume will continue.

            Selling, General & Administrative ("SG&A") expenses were $23.3 million and $37.6 million in the 1998 and 1997 periods, respectively. The decrease of $14.3 million was mainly attributable to the impact of a decrease in advertising, promotion and selling expenses, a realignment of management functions which gave rise to the elimination of a number of highly compensated employees, and a general reduction in overhead expenses associated with the restructuring of the comic book publishing and distribution, and trading card operations. As a percentage of net revenues, SG&A was 24.0% in the 1998 period as compared to 30.7% in the 1997 period.

            Amortization of goodwill, intangibles and deferred charges was $2.6 million and $4.2 million in the 1998 and 1997 periods, respectively. The decrease of $1.6 million reflects the impact of the lower carrying value of these assets and a change in their depreciable lives. In the fourth quarter of 1997, the Company recorded a write-down related to asset impairment which was primarily due to the significant and long-term changes in the trading card and sticker industries. In the fourth quarter of 1996, the Company recorded a write-down of goodwill and other intangibles primarily due to a significant change in the trading card industry.

            Interest expense, net was $6.9 million and $15.6 million in the 1998 and 1997 periods, respectively, a decrease of $8.7 million. In June 1997 the Bankruptcy Court suspended interest and adequate protection payments in connection with the Company's various pre-petition Credit Agreements (excluding the Panini Term Loan Agreement). In accordance with SOP 90-7 the unrecorded interest for the period was $12.6 million. The Company incurred higher interest costs in the first quarter of 1998 as compared to 1997 relating to increased borrowings under the DIP Loan Agreement as well as higher interest rates due to the defaulted DIP Loan.

            During the first quarter of 1998, the Company recorded a $3.4 million loss on the sale of its confectionery business.

            For the first quarter of 1998 the Company incurred reorganization expenses of $5.1 million relating to professional fees and other expenses including the Chapter 11 Trustee and his professionals, as well as professional fees for the unsecured creditors and equity committees, bank fees and other bankruptcy costs. In the second quarter of 1997 the Bankruptcy Court ordered a suspension of the payment of professional fees associated with the bankruptcy. Commencing in the first quarter of 1998, under Court order, the Company resumed partial payment of these fees. As of March 31, 1998, the unpaid professional fees were $11.9 million. However, the finalization of all professional fees paid or unpaid are subject to the District Court's determination as to the final amounts due, if any, to these professionals. For the first quarter of 1997, the Company incurred reorganization expenses of $3.4 million.

            Provision for income taxes was $0.5 million and $3.5 million in the 1998 and 1997 periods, respectively. In 1998, the tax provision primarily represents foreign taxes. In 1997, the tax provision primarily represented foreign taxes on income from Panini's operations and certain state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

            On December 27, 1996 in connection with the filing of their petition in the Bankruptcy Court, the Debtor Companies received approval to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees, and debts due to its trade creditors and independent contractors and to continue funding its strategic initiatives. In November 1997, the unsecured creditors committee applied under Rule 60-b of the Federal Rules of Civil Procedure for an order vacating the first day order concerning the payment of pre-petition debt. No hearing has occurred as of yet on this motion and none is scheduled by the District Court. Nevertheless, in January 1998, the Debtor Companies discontinued the payment of such pre-petition debt and do not intend to make any payments regarding such debt without first applying to the District Court for approval.

            The Company has submitted a cash collateral motion to the District Court which will allow the Company the use of cash collateral through June 30, 1998. A hearing on this order is scheduled for May 15, 1998. Management of the Company believes the Company has adequate near-term working capital to fund normal operations until the third quarter of 1998. However, in conjunction with the use of cash collateral the Company will continue to pay DIP interest as well as the payment of a portion of the Chapter 11 Trustee's professionals, bank fees and other bankruptcy costs. The Company anticipates that a confirmation hearing will occur in the near term although no date has been finalized. The Company believes that it has adequate cash to fund operations and to pay professional fees, through its use of cash collateral. However, in the event the Company does not have sufficient funds, it may suspend payment of these professional fees. The Company may also enter into a replacement DIP agreement with Chase Manhattan Bank. In connection with the appointment of the Chapter 11 Trustee, The Chase Manhattan Bank advised the District Court that it is willing to lead a syndicate to make loans to Marvel subject to execution of definitive documentation and agreement on key terms and payment of adequate protection amounts. In any event, District Court approval is required for such additional loans to the Company. There can be no assurance that the DIP Lenders and the pre-petition secured lenders will allow the Company to continue to use its cash collateral or that the District Court will grant approval on such additional loans.

            In March 1998, the Company decided to sell the remaining portion of the confectionery business and on May 8, 1998, entered into an asset purchase agreement for such sale. If the sale of the remaining portion of the confectionery business is approved by the District Court, the net proceeds of such sale would be due to the Company's lenders in accordance with the terms of the DIP Agreement. However, the Company intends to negotiate with the DIP lenders to allow for the use of the net proceeds from the sale to pay down a portion of the principal balance of the DIP loan and to maintain a portion of the net proceeds for working capital requirements.

            On August 11, 1997, Panini entered into an agreement with The Chase Manhattan Bank for a loan of lire 27 billion (approximately $15.4 million based on exchange rates at May 4, 1998) to provide short term liquidity (the "Chase Short-Term Facility"). On August 5, 1997, the Company received approval from the Bankruptcy Court to guarantee the Chase Short-Term Facility. This guarantee is junior to all liens of DIP Lenders but is senior to the Secured Lenders. This loan is subject to a number of financial and other covenants and conditions of borrowing. As of March 31, 1998, the credit line was fully used. This loan expired on October 31, 1997, and by stipulation, the maturity date was extended to March 31, 1998. As a result of Panini's significant operating loss in 1997 and continued liquidity crisis, the Company was able to further extend the payment date of this loan to September 30, 1998. During the quarter ended March 31, 1998, Panini continued to use its local bank lines and factoring lines. The additional borrowings under these lines were $6.5 million for the quarter ended March 31, 1998. The Company believes that Panini may need to enter into an additional credit facility to meet its cash requirements for the near term. In the event that Panini cannot obtain an additional credit facility, Panini may be required to sell some of its assets or the Company may be forced to obtain a replacement DIP Loan. However, there can be no assurance that the Company will be able to obtain a replacement DIP Loan which would allow the Company to transfer funds to Panini or that the Company will be successful in renegotiating additional lines of credit outside of the Debtor Companies. In the event operating losses continue in the future, there also can be no assurance that Panini will not become subject to reorganization proceedings in Italy, which could result in the Company writing off a portion of the remaining goodwill and other intangibles in Panini of approximately $70.0 million while at the same time the Company would remain a guarantor under the Panini Term Loan Agreement and the Chase Short-Term Facility.

            As of May 4, 1998, the Company's outstanding bank indebtedness was approximately $746.4 million, of which $91.2 million related to borrowings under the DIP Loan, $601.8 million related to borrowings under the Credit Agreements, approximately lire 25 billion (approximately $14.2 million based on exchange rates at May 4, 1998) relates to borrowings for Panini's Adespan adhesives facility, approximately lire 41.8 billion (approximately $23.8 million based on exchange rates at May 4, 1998) relates to borrowings under Panini's short term lines of credit and approximately lire 27 billion (approximately $15.4 million based on exchange rates at May 4, 1998) relates to borrowings under Panini's loan from The Chase Manhattan Bank. As of May 4, 1998, Panini had approximately lire 6.6 billion (approximately $3.8 million based on exchange rates at May 4, 1998) available under its short term lines of credit.

            As part of the chapter 11 process, the Company has received a significant number of proofs of claims. The Company is currently in the process of reviewing these claims and believes that a majority of these claims may have been paid pursuant to first day orders of its bankruptcy proceedings or are without merit. Although the Company believes that amounts recorded as of March 31, 1998 are adequate to cover the ultimate liability under these claims, there can be no assurance that these claims will not be settled for amounts in excess of these amounts.

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

            Net cash used in operating activities was $3.0 million and $23.9 million for the three months ended March 31, 1998 and 1997 respectively. The use of funds in 1998 and in 1997 was principally due to the loss from operations and was partially offset by a decrease in working capital. Cash used in investing activities was $0.6 million and $12.6 million for the three months ended March 31, 1998 and 1997, respectively. The primary use of these funds in 1998 was for capital expenditures for the Company. The primary use of cash in 1997 was for capital expenditures for the Company and for costs incurred with the construction of the Marvel Mania theme restaurant in Los Angeles.

            Since the Debtor Companies entered into bankruptcy on December 27, 1996 through March 31, 1998, they have incurred approximately $21.4 million in professional fees and other costs typical to those incurred by entities in bankruptcy. On June 17, 1997, the Bankruptcy Court ordered a suspension of the current payment of professional fees associated with the bankruptcy. However, on March 4, 1998, the District Court ordered the Debtor Companies to pay $1.2 million of certain professional fees which were paid in three equal installments. In addition, the Debtor Companies have received invoices of approximately $2.2 million for fees rendered by professionals that have not been retained either by the Debtor Companies or an official committee of the bankruptcy proceedings or appointed by the District Court. These professionals filed a fee application with the District Court for services performed in 1997. The Debtor Companies have not accrued any of such fees. In the event the fees of such professionals are approved by the District Court, the Debtor Companies would be required to pay such fees. As of March 31, 1998, unpaid professional fees included in accounts payable and accrued expenses were approximately $11.9 million.

            As previously discussed, NBA Properties, Inc. ("NBAP") has commenced litigation against Panini seeking approximately $57 million for accrued and unaccrued royalty and other payments under a license agreement with Marvel. Marvel has accrued unpaid minimum royalties due to NBAP through March 31, 1998 on its condensed consolidated financial statements, but has not accrued for any future royalty payments that may be due to NBAP from Fleer/SkyBox. In order to avoid requiring a replacement loan facility, the Company has indicated to the District Court that it would prefer to pay royalties owed to NBAP after confirmation of a plan of reorganization. The Company is currently negotiating with NBAP to, among other things, reduce the minimum royalties due to NBAP pursuant to its license agreement with Marvel. There can be no assurance that such negotiations will be successful.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

            In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). The Company has adopted the provisions of FAS 130 for the first quarter of 1998. The Company has reclassified interim financial statements for the prior year for comparative purposes accordingly.

            In 1997, the FASB issued Statement of Financial Accounting Standards No 131, "Disclosures about Segments of and Enterprise and Related Information" ("FAS 131"). The Company is not required to disclose segment information in accordance with FAS 131 until December 31, 1998, at which time it will restate prior years' segment disclosures to conform with FAS 131 segment presentation.

                           FORWARD-LOOKING STATEMENTS

            Statements in this quarterly report on Form 10-Q for the quarter ended March 31, 1998 and in its Annual Report on Form 10-K and amendments thereto, for the year ended December 31, 1997 such as "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future financial performance. In addition to factors that may be described in the Company's Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the ability of the Debtor Companies to successfully reorganize in bankruptcy and the timing and outcome of such bankruptcy proceedings and the resolution of the Company's dispute with Toy Biz, (ii) the ability of the Company to obtain an additional or new debtor loan or other financing, (iii) continued weakness in the comic book market which cannot be overcome by the Company's new editorial, production and distribution initiatives in comic publishing; (iv) continued general weakness in the trading card and children's activity sticker markets;
(v) the effectiveness of the Company's changes to its trading card and publishing distribution; (vi) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues based on such characters; (vii) the lack of continued commercial success of properties owned by major licensors which have granted the Company licenses for its sports and entertainment trading card and sticker businesses; (viii) unanticipated costs or delays in completing projects associated with the Company's new ventures including media, interactive software and on-line services and theme restaurants; or (ix) the ability of the Company to make its information systems year 2000 compliant.

                                    PART II.
                               OTHER INFORMATION.

ITEM 1.                 LEGAL PROCEEDINGS.

            The Company is a party to various legal proceedings and claims described in previous filings. During the quarter ended March 31, 1998 there were no material developments in any of such proceedings not previously disclosed, except as indicated below. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that other than the litigation involving the NBA properties, Inc., all of its legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations. As a result of the Debtor Companies filing of petitions pursuant to the Bankruptcy Code, the Company's legal proceedings, other than the Debtor Companies' bankruptcy proceedings and those proceedings involving subsidiaries of Marvel who are not Debtor Companies (principally, Panini), have been automatically stayed.

            The Company was named as a defendant in a purported class action filed on July 26, 1996 in the United States District Court for the Eastern District of New York entitled Fishman, et al v. Marvel Entertainment Group, Inc., by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer/SkyBox. The action was directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleged that these practices constituted illegal gambling activity in violation of state and Federal law. Plaintiffs sought certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, the Company filed a motion to dismiss the complaint. The complaint was dismissed with prejudice on August 21, 1997. On October 17, 1997, the plaintiffs filed a motion to alter, amend or vacate the dismissal. On April 28, 1998, plaintiff's motion was denied.

            As reported in the Company's Form 10-K filed with the Securities and Exchange Commission on April 15,1998, an action was initiated by Toy Biz against the Company in the District Court in June 1997 (the "Governance Litigation"). Toy Biz was seeking a judicial determination as to the proper composition of its board of directors and as to whether the Class B Common Stock of Toy Biz owned by Marvel had automatically converted into Class A Common Stock of Toy Biz. On March 30, 1998, the District Court entered a judgment declaring that the supervoting rights associated with the Class B Common Stock of Toy Biz owned by the Company to control the Toy Biz board, terminated on June 20, 1997 when Carl C. Icahn took control of the Company. This judgment was appealed by the Chapter 11 Trustee and others to the United States Court of Appeals for the Third Circuit (the "Court of Appeals"). The appeal is scheduled to be heard by the Court of Appeals during the week of June 8, 1998.

            Subsequent to the Company's filing of its 10-K on April 15, 1998, the Company received notice that on April 13, 1998, the Court of Appeals stayed, pending the outcome of the appeal, the previously scheduled confirmation hearing on the plan of reorganization that had been proposed by Toy Biz and the Company's Secured lenders. That Plan of Reorganization provides for the combination of Toy Biz and Marvel.

            Pursuant to an Agreement and Stipulation of Settlement dated May 11, 1998, a settlement was reached among Toy Biz, the Chapter 11 Trustee, representatives of the Company's Secured Lenders and certain other parties to settle litigation commenced by the Company against Toy Biz, the Company's Secured Lenders and those other parties. As a part of this settlement, the Chapter 11 Trustee agreed to attempt to have vacated the appeal of the Governance Litigation currently pending in the Court of Appeals and to support the Toy Biz plan, which will be amended to reflect the settlement agreement. Under the terms of the proposed settlement, Marvel equity holders and persons entitled to class securities litigation claims under the terms of the amended Plan of Reorganization will receive three series of warrants upon consummation of the amended Toy Biz plan entitling them to purchase common and convertible/exchangeable preferred stock to be issued by the combined company. The first series of 4 million warrants will have a term of six months and will allow the recipients to purchase common stock in the combined company at a price of $12.00 per share (also subject to increase based on the issuance date of the warrants). The second series of 3 million warrants will have a term of six months and will allow the recipient to purchase convertible/exchangeable preferred stock in the combined company at a price of $10.65 per share (also subject to increase based on the issuance date of the warrants). The final series of 5 million warrants will have a term of four years and will allow the recipients to purchase common stock in the new company at a price of $18.50 per share. Finally, the equity holders and class securities litigation claimants will be entitled to receive future distributions from any recovery on certain current and prospective litigation.

            The settlement agreement is subject to approval of the court overseeing the Company's bankruptcy as well as the approval of the Secured Lenders' that have agreed to support the Toy Biz Plan. Toy Biz expects to receive the Secured Lenders approval shortly and is expeditiously seeking court approval of the settlement together with the Chapter 11 Trustee. The settlement agreement is subject to confirmation of the Toy

Biz Plan by June 30, 1998, which will require the Court of Appeals to lift its stay, and to consummation of the amended Toy Biz Plan by August 15, 1998, which dates are subject to limited extensions by Toy Biz and the Secured Lenders without the approval of the Chapter 11 Trustee.

            The settlement agreement also provides for the Chapter 11 Trustee, the Company's Secured Lenders, Toy Biz and others to exchange releases, including releases from a lawsuit commenced by the Company. As reported in the Company's 10-K filed on April 15, 1998, in October 1997 an action was brought in the District Court (the "District Court Complaint") in the name of the Company against, among others, Ronald O. Perelman, The Chase Manhattan Bank and other lenders who are holders of pre-petition debt of the Company and Toy Biz. The Company was controlled by the Icahn interests at the time the lawsuit was commenced. The complaint sought declaratory and injunctive relief and alleged improper, manipulative and collusive conduct by the defendants. Among the violations charged were breach of fiduciary duties, fraudulent conveyances, preferential transfers, breach of contract, violation of the automatic stay under the Bankruptcy Code and interference with contractual relations. Whereas the settlement agreement does provide for the exchange of releases among the Company against The Chase Manhattan Bank and other lenders who are holders of pre-petition debt of the Company and Toy Biz, it does not release Ronald O. Perelman and certain of his affiliates and associates.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K.

  (A) Exhibits

      Exhibit No.  Description
      -----------  -----------
       10.1 Stipulation and Agreement of Settlement dated May 11, 1998 Exhibit A: Third Amended Joint Plan of Reorganization Proposed by The Secured Lenders and Toy Biz, Inc.
                   Exhibit B: Class A Warrant Agreement
                   Exhibit C: Class B Warrant Agreement
                   Exhibit D: Class C Warrant Agreement
                   Restated Certificate of Incorporation of Toy Biz, Inc. Form of Indenture
                   Amended and Restated By-Laws of Toy Biz, Inc.

       10.2 Asset Purchase Agreement for the sale and purchase of the Company's confections business among the Chapter 11 Trustee, as Seller, and Concord Confections, Inc., as Buyer, dated as of May 8, 1998

       27.1        Financial Data Schedule

       99.1        Press Release dated May 12, 1998

  (B) Reports on Form 8-K

      Form 8-K was filed with the SEC on April 22, 1998 reporting with respect to Item 4 Other Events.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MARVEL ENTERTAINMENT GROUP, INC.
                                                     (Registrant)


                                       By: /s/ August J. Liguori
                                          -----------------------------------
Dated:  May 15, 1998                       August J. Liguori
                                           Executive Vice President, Finance
                                           Chief Financial Officer
                                           (Principal Accounting Officer)