Form 10-Q
period 1998-06-30
MARVEL ENTERTAINMENT GROUP INC
filed 1998-08-19
CIK 874808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                        MARVEL ENTERTAINMENT GROUP, INC.
             INDEX TO CONTENTS OF THE SECOND QUARTER 1998 FORM 10-Q

                                                                                                               Page
                                                                                                               ----

Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997-----------------------------------3

Condensed Consolidated Statements of Operations for the six months and three months ended June 30, 1998 and 1997-------------------------------------------------------------------------------------4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997-------------------5

Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 1998 and 1997 ----------6

Notes to Condensed Consolidated Financial Statements--------------------------------------------------------------7

Management's Discussion and Analysis of Financial Condition and Results of Operations----------------------------15

Other Information------------------------------------------------------------------------------------------------24

Signatures-------------------------------------------------------------------------------------------------------26

                        MARVEL ENTERTAINMENT GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
      (SEE NOTE 1 OF NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)
                                  (UNAUDITED)

                                                                         June 30,       December 31,
                                                                           1998            1997
                                                                        ------------    -----------
ASSETS
Current assets:
   Cash...........................................................         $ 23.3         $ 21.7
   Accounts receivable, net.......................................           95.4           86.8
   Inventories, net...............................................           30.6           43.9
   Prepaid expenses and other.....................................           34.6           36.1
                                                                        ------------    -----------
     Total current assets.........................................          183.9          188.5

Property, plant and equipment, net................................           47.4           55.5
Goodwill and other intangibles, net...............................          169.4          174.7
Investment in Toy Biz.............................................           33.0           33.0
Deferred charges and other........................................           26.1           24.8
                                                                        ------------    -----------
     Total Assets.................................................         $459.8         $476.5
                                                                        ============    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Debtor-in-Possession Loan......................................         $ 81.4         $ 91.2
   Accounts payable...............................................           82.3           78.3
   Accrued expenses and other.....................................          153.7          127.3
   Panini short term borrowings...................................           34.7           39.5
   Panini debt....................................................          115.3          121.9
                                                                         -----------    -----------

     Total current liabilities....................................          467.4          458.2

Long-term debt....................................................            7.4            8.5
Other long-term liabilities.......................................           24.5           19.6
Liabilities subject to settlement under reorganization............          502.8          502.2
                                                                        ------------    -----------

     Total Liabilities............................................        1,002.1          988.5

Stockholders' deficit:

   Common Stock...................................................            1.0            1.0
   Additional paid-in capital.....................................           93.1           93.1
   Accumulated deficit............................................         (636.5)        (604.6)
   Comprehensive (loss)/gain .....................................            0.1           (1.5)
                                                                        ------------    -----------

     Total Stockholders' Deficit..................................         (542.3)        (512.0)
                                                                        ------------    -----------

     Total Liabilities and Stockholders' Deficit..................         $459.8         $476.5
                                                                        ============    ===========


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

                                                                                For the                  For the
                                                                          Three Months Ended        Six Months Ended

                                                                               June 30,                 June 30,

                                                                         ----------------------   ----------------------
                                                                            1998       1997         1998        1997
                                                                         ----------- ----------   ----------  ----------


Net revenues.........................................................      $  106.1   $  129.6     $  203.2    $  286.3

Cost of sales........................................................          76.2       96.4        148.9       200.9

Selling, general & administrative expenses...........................          22.8       51.5         46.1       100.0

Depreciation and amortization........................................           1.8        7.7         3.9         12.5

Amortization of goodwill, intangibles and deferred charges...........           2.6        4.1          5.2         8.4

Interest expense, net (contractual interest for the three months ended June 30, 1998 and 1997 was $19.4 and $19.6, respectively, and contractual interest for the six months ended June 30, 1998
and 1997 was $39.0 and  $32.5, respectively.)........................           6.4       13.2         13.3        28.8

Foreign exchange loss, (gain)........................................           0.9       (0.8)         0.6        (1.5)

Loss on sale of confectionery assets.................................           2.5          -          5.9           -

Equity in net (loss) income of unconsolidated subsidiaries
and other, net.......................................................           0.3      (5.3)          0.4       (5.2)
                                                                         ----------- ----------   ----------  ----------

Loss before reorganization items, provision for income taxes and
 minority interest...................................................        (6.8)     (47.8)       (20.3)      (68.0)

Reorganization items.................................................         4.3        2.6          9.4         6.0
                                                                         ----------- ----------   ----------  ----------

Loss before provision for income taxes and minority interest.........       (11.1)     (50.4)       (29.7)      (74.0)

Provision (benefit) for income taxes.................................           1.7      (4.6)          2.2       (0.8)
                                                                         ----------- ----------   ----------  ----------

Loss before minority interest........................................        (12.8)     (45.8)       (31.9)      (73.2)

Minority interest in earnings of Toy Biz.............................            -       (3.9)           -        (3.5)
                                                                         ----------- ----------   ----------  ----------

Net loss.............................................................       ($12.8)    ($41.9)      ($31.9)     ($69.7)
                                                                         =========== ==========   ==========  ==========

Loss per Common Share-Basic and Diluted..............................       ($ .13)    ($ .41)      ($ .31)     ($ .68)
                                                                         =========== ==========   ==========  ==========

Common shares outstanding - Basic and Diluted (in millions)                  101.8      101.8        101.8       101.8
                                                                         =========== ==========   ==========  ==========


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

                                                                                             For the
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   ----------------------------
                                                                                      1998            1997
                                                                                   ------------    ------------
Cash flows from operating activities:
   Net loss.....................................................................    ($ 31.9)        ($ 69.7)
                                                                                   ------------    ------------
   Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization ............................................       9.1            20.9
      Provision for deferred income taxes ......................................       0.2              -
      Undistributed earnings of unconsolidated subsidiaries.....................      (0.4)            5.2
      Minority interest in earnings of Toy Biz..................................        -             (3.5)
      Loss on sale of confectionery asset.......................................       5.9              -
      Changes in assets and liabilities, net of effects of sale of confectionery business:
        Decrease (increase) in accounts receivable, net.........................      (3.2)           43.3
        Decrease (increase) in inventories......................................       6.5            (1.3)
        Decrease (increase) in prepaid expenses and other assets................      (2.7)           (8.4)
        (Decrease) increase in accounts payable ................................       2.1            (7.5)
        (Decrease) increase  in accrued expenses and other......................      25.5           (41.0)
                                                                                   ------------    ------------
   Total adjustments............................................................      43.0             7.7
                                                                                   ------------    ------------
          Net cash provided by (used in) operating activities...................      11.1           (62.0)
                                                                                   ------------    ------------

Cash flows from investing activities:
   Capital expenditures.........................................................      (1.8)          (14.3)
   Proceeds from sale of confectionery business, net of selling expenses
         and cash of foreign subsidiary.........................................      12.4              -
   Other investing activities, net..............................................      (0.2)          (11.0)
                                                                                   ------------    ------------
          Net cash provided by (used in) investing activities...................      10.4           (25.3)
                                                                                   ------------    ------------

Cash flows from financing activities:
   Net repayments under term portion of credit agreements.......................       -             (5.1)
   Net borrowings under Toy Biz credit facility.................................       -             12.0
   Net (repayments) borrowings under Debtor-in-Possession Loan..................      (9.8)          84.2
   Net repayments under other debt..............................................      (9.8)          (1.7)
   Other financing activities...................................................       -              0.1
                                                                                   ------------    ------------
          Net cash provided by (used in) financing activities...................     (19.6)           89.5
                                                                                   ------------    ------------
   Effect of exchange rate changes on cash .....................................      (0.3)           (2.0)
                                                                                   ------------    ------------
   Net increase in cash ........................................................        1.6             0.2

Cash, at beginning of period....................................................       21.7            25.1
                                                                                   ------------    ------------
Cash, at end of period..........................................................     $ 23.3          $ 25.3
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
   Interest paid during the period..............................................      $ 7.1          $ 32.5
   Income taxes (refunded) paid, net during the period..........................     ($ 0.1)          $ 0.8

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

                                                                         For the                 For the
                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                  ----------------------   ---------------------
                                                                     1998       1997         1998       1997
                                                                  ----------- ----------   ---------- ----------

Net loss..................................................         ($  12.8)  ($  41.9)    ($  31.9)  ($  69.7)

    Foreign currency translation adjustments..............              0.9        0.8        (0.4)      (0.1)
                                                                  =========== ==========   ========== ==========
Comprehensive loss........................................         ($  11.9)  ($  41.1)    ($  32.3)  ($  69.8)
                                                                  =========== ==========   ========== ==========


     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.       BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

         Marvel Entertainment Group, Inc. ("Marvel" and together with its subsidiaries, the "Company") was incorporated on December 2, 1986, in the State of Delaware. On December 27, 1996, Marvel along with eight of its operating and inactive subsidiaries (together with Marvel, the "Debtor Companies") commenced cases (the "Marvel Cases") under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") by filing voluntary petitions for relief in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). In November 1997, the United States District Court for the District of Delaware (the "District Court") withdrew the order referring the Marvel Cases to the Bankruptcy Court. As more fully described in Note 2, on July 30, 1998 Marvel, Toy Biz, the secured creditors, the official committee of unsecured creditors, the official committee of equity holders and other interested parties reached a global settlement and on July 31, 1998, the District Court approved the settlement and confirmed the Fourth Amended Plan of Reorganization (the "Toy Biz Plan"). The Company anticipates that the consummation of the Toy Biz Plan should occur on or about September 30, 1998, subject to certain conditions being satisfied. There can be no assurance however, that the consummation of the Toy Biz Plan will occur as anticipated.

         The accompanying unaudited condensed consolidated financial statements include the accounts of Marvel Entertainment Group, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements of the Company include the consolidation of Toy Biz, Inc. and its subsidiaries (collectively "Toy Biz") since its initial public offering on March 2, 1995 (the "Toy Biz IPO") through June 30, 1997. Since July 1, 1997, due to the dispute over Marvel's ability to control or influence Toy Biz and because Toy Biz ceased reporting its financial information to the Company, the Company deconsolidated Toy Biz (see Note 2). The Company's operations currently consist of (i) the publication and sale of comic books and children's magazines, (ii) the manufacture and distribution of sports and entertainment trading cards and children's activity sticker collections, (iii) licensing of the various characters owned by the Company for consumer products, media and advertising-promotion and (iv) the manufacture and distribution of adhesive paper products. In the opinion of management, all adjustments and intercompany eliminations necessary for a fair presentation of the results of operations, financial position and cash flows have been made and were of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements on Marvel's Form 10-K and amendment thereto for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform to current year presentation.

         The Condensed Consolidated Balance Sheet, as of June 30, 1998 reflects Marvel's investment of approximately 7.4 million shares of Toy Biz common stock at the historical cost adjusted for the equity method of accounting through the date of deconsolidation. As of June 30, 1998 the Company's investment in Toy Biz was $33.0. Had the Company reinstated accounting for its investment in Toy Biz on the equity method, the carrying value would have been $27.3 at June 30, 1998 based on Toy Biz's published results through June 30, 1998.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation of the Company as a going concern is contingent upon, among other things, the consummation of the Toy Biz Plan (as defined below), the Company's ability to comply with its debtor-in-possession financing agreement, resolution of various litigation against the Company, the Company's ability to make its information systems Year 2000 compliant, the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations and the Company's ability to retain key employees and customers. In addition, the Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flows and is currently in default under substantially all of its debt agreements. In the absence of the consummation of the Toy Biz Plan or any other plan of reorganization, these matters raise substantial doubt about the Company's ability to continue as a going concern.

         If the Toy Biz Plan or any other plan of reorganization is consummated, the consolidated results of operations and the financial position of the Company may be materially affected.

2.       CHAPTER 11 REORGANIZATION

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         (Refer to the Notes to Consolidated Financial Statements included in Marvel's Form 10-K and amendments thereto for more information.)

Operating Companies

         On December 27, 1996, Marvel along with eight of its operating and inactive subsidiaries, Fleer Corp. ("Fleer"), SkyBox International, Inc. ("SkyBox"), Marvel Characters, Inc., Heroes World Distribution, Inc. ("Heroes World"), The Asher Candy Company, Malibu Comics Entertainment, Inc. ("Malibu"), Frank H. Fleer Corp. and Marvel Direct Marketing Inc. (together with Marvel, the "Debtor Companies") commenced the Marvel Cases in the Bankruptcy Court. Panini S.p.A. ("Panini") and Marvel Restaurant Venture Corp. ("Marvel Restaurants") (a general partner in the joint venture developing Marvel Mania restaurants), which were then active subsidiaries of Marvel, and Toy Biz, as well as certain other inactive subsidiaries, did not file petitions under the Bankruptcy Code.

         As a result of the several failed attempts at a plan of reorganization, the acrimony among the parties involved, the conflicts of interest between the parties and the significant amount of professional fees and other bankruptcy related costs incurred by the Company, on December 22, 1997, John J. Gibbons was appointed as Chapter 11 Trustee (the "Chapter 11 Trustee") for the Company. The order appointing the Chapter 11 Trustee was appealed by certain creditors of the Company and was affirmed on March 25, 1998 by the United States Court of Appeals for the Third Circuit ("Court of Appeals").

         The Chapter 11 Trustee has all of the powers of the Board of Directors and management of the Debtor Companies to operate and manage the Debtor Companies, but generally may not engage in transactions outside the ordinary course of business without approval, after notice and hearing of the District Court. Since the appointment of the Chapter 11 Trustee, the Board of Directors of Marvel no longer controls the business of Marvel and as a result, the Board of Directors resigned during 1998.

Plans of Reorganization

         On October 8, 1997 Toy Biz and the senior secured lenders of the Debtor Companies proposed an unsolicited merger plan to purchase Marvel. On July 30, 1998 Toy Biz, Marvel, the senior secured creditors of the Debtor Companies, the official committee of unsecured creditors, the official committee of equity holders of Marvel and other interested parties reached a global settlement, and on July 31, 1998 the District Court approved the settlement and confirmed the Toy Biz Plan. The Toy Biz Plan contemplates the combination of the Company with a wholly owned subsidiary of Toy Biz.
Following this combination, Toy Biz intends to change its name ("NEWCO").
In connection with the Toy Biz Plan, the Toy Biz stockholders, other than the Company, would receive approximately 40% of the outstanding common stock of NEWCO (assuming the conversion of all preferred stock to be issued by NEWCO pursuant to the Toy Biz Plan but not assuming any exercise of warrants to be issued pursuant to the Toy Biz Plan) and the senior secured lenders would receive a combination of cash and common and preferred securities issued by NEWCO which (under the same assumptions) would represent approximately 42% of the common stock of NEWCO. Investors, including Mr. Perlmutter, the controlling shareholder of Toy Biz, would purchase securities that (under the same assumptions) would represent approximately 18% of the common stock of NEWCO. Under the Toy Biz Plan, the unsecured creditors will receive (i) up to $8.0 in cash and (ii) between 1.0 million and 1.75 million warrants having a term of four years and entitling the holders to purchase common stock of NEWCO at $17.25 per share. The exact amount of cash and warrants to be distributed to the unsecured creditors will be determined by reference to the aggregate amount of allowed unsecured claims. In addition, unsecured creditors will be entitled to receive distributions from any future recovery on certain litigation. Finally, the Toy Biz Plan provides that three series of warrants ("the Stockholder Warrants") will be distributed to holders of shares of Marvel common stock, to holders of certain class securities litigation claims arising in connection with the purchase and sale of Marvel common stock and to La Salle National Bank. The Stockholder Warrants consist of (a) three-year warrants to purchase 4.0 million shares of common stock in NEWCO at $12.00 per share, (b) six-month warrants to purchase 3.0 million shares of preferred stock to be issued by NEWCO for $10.65 per share and (c) four-year warrants to purchase 7.0 million shares of common stock in NEWCO at $18.50 per share. The recipients of the Stockholder Warrants will also be entitled to receive distributions from any future recovery on certain litigation. Certain other cash distributions are also

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

provided for by the Toy Biz Plan in connection with settling the disputes arising out of the bankruptcy proceedings. The Toy Biz Plan was proposed by in excess of two-thirds in amount of senior secured lenders and is supported by the Chapter 11 Trustee, the unsecured creditors committee and the equity committee. The Toy Biz Plan was confirmed by the District Court on July 31, 1998. Consummation of the Toy Biz Plan is subject to a number of conditions including approval of the Toy Biz stockholders. Toy Biz has called a meeting of its stockholders for September 11, 1998 for the purpose, among other things, of considering and voting upon approval of the transactions contemplated by the Toy Biz Plan.

         Consummation of the Toy Biz Plan will provide for the restructuring of the Company's existing liabilities and will result in the elimination of substantially all of the Company's existing domestic senior debt obligations and certain other pre-petition obligations of the Debtor Companies. In addition to the Toy Biz securities issuance previously discussed, the Toy Biz Plan provides for (i) the delivery of approximately $231.8 in cash to the fixed senior secured lenders and up to $8.0 in cash to the unsecured creditors; (ii) the creation of two litigation trusts for the benefit of NEWCO, the unsecured creditors, the fixed senior secured lenders and the equity holders; (iii) the payment in cash of all administration expense claims incurred in connection with Marvel Cases, (in the event that the aggregate amount of such administrative claims is in excess of $35.0, the receipt by NEWCO of cash in an amount equal to such excess from an affiliate of Mr. Perlmutter in exchange for a note from NEWCO for an equal amount) and; (iv) subject to certain limitations, a guaranty from NEWCO to the senior secured lenders of up to $40.0 of deficiency in respect of restructured Panini debt obligations. In addition, the Toy Biz Plan provides for the payment by NEWCO of $3.5 to certain claimants in the Marvel Cases in settlement of disputes.

         As part of the Toy Biz Plan two litigation trusts will be formed on the consummation date. The purpose of the Avoidance Litigation Trust (the "Avoidance Trust") is to pursue bankruptcy avoidance claims. The purpose of the Mafco Litigation Trust (the "Mafco Trust") is to pursue certain litigation claims against Ronald O. Perelman and various related entities and individuals. The District Court will have jurisdiction over both of these trusts, their trustees, the claims, and any other assets of the trusts. NEWCO will agree to loan up to $1.1, on a revolving basis to the Avoidance Trust and up to $1.0 on a revolving basis to the Mafco Trust to cover professional fees and expenses.

         The Avoidance Trust will have one trustee designated, subject to the consent of NEWCO, by the committee of unsecured creditors. The beneficiaries of the Avoidance Trust will be NEWCO, the unsecured creditors committee, and the fixed senior secured lenders. Pursuant to the agreement governing the Avoidance Trust, the Debtor Companies will, on the consummation date, contribute to the Avoidance Trust all of their interests in any causes of action under certain avoidance sections of the Bankruptcy Code, but excluding those (i) relating to any claims under any tax-sharing or other similar agreement to which Marvel has been a party or; (ii) against any person or entity released or exculpated under the Toy Biz Plan. The Avoidance Litigation Trustee agree to enforce these claims for the benefit of the Avoidance Trust's beneficiaries and to hold any proceeds from these claims in trust for those beneficiaries. The Avoidance Litigation Trustee may be directed by NEWCO to choose not to pursue any litigation claim that threatens to adversely affect NEWCO's business. The existence of the Avoidance Trust will terminate five years after the consummation date of the Toy Biz Plan unless the District Court approves an extension of the term of the Avoidance Trust for good cause.

         The Mafco Trust will have three trustees, one of which will be designated by the equity committee, one designated by the unsecured creditors' committee, and one designated by the Chapter 11 Trustee. The beneficiaries of the Mafco Trust will be the Debtor Companies unsecured creditors and the Marvel equity holders. Pursuant to the agreement governing the Mafco Trust, the Debtor Companies will, on the consummation date, contribute to the Mafco Trust all interests in any cause of action based upon claims against Ronald O. Perelman, certain of his affiliates, and certain other former directors of Marvel relating to the action filed by the Company on October 30, 1997, but excluding those (i) relating to any claims under any tax-sharing or other similar agreements to which Marvel has been a party or; (ii) against any person or entity released or exculpated under the Toy Biz Plan. The Mafco Litigation trustees agree to enforce these claims for the benefit of the Mafco Trust and hold any proceeds from these claims in trust for those beneficiaries. The existence of the Mafco Trust will terminate five years after the consummation date of the Toy Biz Plan unless the District Court approves an extension of the term of the Mafco Trust for good cause.

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         On May 12, 1998 a settlement was reached among Toy Biz, the Chapter 11 Trustee, representatives of the Company's secured lenders, and certain other parties to settle litigation commenced by the Company against Toy Biz, the secured lenders and those other parties (the "Governance Litigation"). As a part of this settlement, the Chapter 11 Trustee agreed to attempt to have vacated the appeal of the Governance Litigation concerning the Company's alleged right to replace the Toy Biz board of directors currently pending in the Court of Appeals and to support the Toy Biz Plan, which was amended to reflect the settlement agreement. The Governance Litigation will, pursuant to the Toy Biz Plan, be settled upon consummation of the Toy Biz Plan.

         If the Toy Biz Plan is unable to be consummated, the Company's creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process, or possible liquidation.

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

         On April 17, 1998 trading of the Marvel's common stock was suspended by the New York Stock Exchange and application will be made to the Securities and Exchange Commission to delist the stock. The Company understands that the New York Stock Exchange reached the decision in view of the fact that Marvel is below the Exchange's continued listing criteria. All issued and outstanding shares of Marvel common stock will be canceled as of the consummation date of the Toy Biz Plan.

Other

         As part of the chapter 11 process, the Debtor Companies have received a significant number of proofs of claims. The Company has commenced the process of rejecting certain of these claims and further believes that a majority of these claims may have been paid pursuant to first day orders of its bankruptcy proceedings or are without merit. Although the Company believes that amounts recorded as of June 30, 1998 are adequate to cover the ultimate liability under these claims, there can be no assurance that these claims will not be settled for amounts in excess of these amounts. The Toy Biz Plan provides for, among other things, the delivery of $8.0 in cash to the unsecured creditors , the creation of the Avoidance Trust and the Mafco Trust, both of which are, in part for the benefit of the unsecured creditors, and the issuance of 1,750,000 plan warrants which will entitle an unsecured creditor to purchase one share of NEWCO stock for $17.25 within four years of the Toy Biz Plan's consummation. In addition, three series of stockholder warrants will be issued to, among other parties, the unsecured creditors which entitle the holder to purchase shares of NEWCO common stock at various prices over certain periods of time.

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

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                             June 30,    December 31,
                                                                               1998          1997
                                                                           -----------  --------------
          Total accrued expenses-------------------------------------       $  13.7       $  13.7
          Debt:
             U.S. Term Loan Agreement--------------------------------       $ 350.0       $ 350.0
             Amended and Restated Credit Agreement-------------------         120.0         120.0
             Additional Revolving Credit Facility--------------------          15.0          15.0
             Other debt----------------------------------------------           0.6            --
                                                                           ----------   -----------
                Total debt-------------------------------------------         499.3         498.7
          Other long-term liabilities--------------------------------           3.5           3.5
                                                                           ----------   -----------
          Total liabilities subject to settlement under
          reorganization---------------------------------------------       $ 502.8       $ 502.2

3.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

ACCOUNTS RECEIVABLE, NET:

                                                                            June 30,    December 31
                                                                              1998          1997
                                                                           ----------   -----------
          Accounts receivable----------------------------------------       $ 107.7       $ 109.6
          Less:  Allowances------------------------------------------         (12.3)        (22.8)
                                                                           ----------   -----------
                                                                            $  95.4       $  86.8
                                                                           ==========   ===========
INVENTORIES, NET:

          Finished goods---------------------------------------------       $  16.5       $  26.0
          Work in process--------------------------------------------          10.1          12.7
          Raw materials----------------------------------------------           9.5          13.9
          Less: Reserve for obsolescence-----------------------------          (5.5)         (8.7)
                                                                           ----------   -----------
                                                                            $  30.6       $  43.9
                                                                           ==========   ===========
GOODWILL AND OTHER INTANGIBLES, NET:

          Goodwill and other intangibles-----------------------------       $ 241.6       $ 243.9
          Less: Accumulated amortization-----------------------------         (72.2)        (69.2)
                                                                           ----------   -----------
                                                                            $ 169.4       $ 174.7
                                                                           ==========   ===========

4.    SALE OF ASSETS

         On June 15, 1998, the Company sold the remaining portion of its confectionery business for $13.0 in cash, plus certain assumed liabilities. The Company transferred certain assets, rights and properties free of all liens of its domestic operations as well as all capital stock of its interests in foreign operations, as well as certain debt, liabilities and obligations.

         The Company used $9.8 of the net proceeds from the sale to pay down a portion of the principal balance of the DIP loan, and the balance was primarily used to prepay DIP interest. A summary of the confectionery net assets sold is illustrated below:

             Current Assets--------------------------      $   12.0
             Long Term Assets------------------------           9.5
             Total Assets----------------------------      $   21.5
                                                           --------

             Current Liabilities---------------------      $    4.4

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


             Long Term Liabilities-------------------           0.2
                                                           --------
             Total Liabilities-----------------------      $    4.6
                                                           --------

             Net Assets                                    $   16.9
                                                           ========

         During the six months ended June 30, 1998, the Company recognized a loss on sale of approximately $5.9 which included $2.0 related to the cumulative translation adjustment of the foreign confectionery business sold.

         Included in the Condensed Consolidated Statements of Operations for the six months ended June 30, 1998, are $8.4 of confectionery revenues. Operating loss for the six months ended June 30, 1998 was $2.2.

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

5.       FINANCIAL STATEMENTS OF ENTITIES OPERATING UNDER CHAPTER 11

The combined condensed balance sheet as of June 30, 1998 of the Debtor Companies is as follows:

ASSETS
Current assets:
   Cash.....................................................        $ 16.6
   Accounts receivable, net.................................          14.5
   Inventories, net.........................................           8.8
   Prepaid expenses and other...............................           5.4
                                                                 ---------
        Total currrent assets...............................          45.3

Property, plant and equipment, net..........................           3.1
Goodwill and other intangibles, net.........................         108.3
Investment in Toy Biz.......................................          33.0
Deferred charges and other..................................          14.1
Investments in and advances to subsidiaries, at cost........         (38.7)
                                                                 ---------
        Total Assets........................................        $165.1
                                                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Debtor-in-Possession Loan................................        $ 81.4
   Accounts payable.........................................          20.5
   Accrued expenses and other...............................          92.5
                                                                 ---------
        Total current liabilities...........................         194.4

Other long-term liabilities.................................          10.2
Liabilities subject to settlement under reorganization......         502.8
                                                                 ---------
        Total Liabilities...................................         707.4
                                                                 ---------

Stockholders' deficit:

   Common Stock.............................................           1.0
   Additional paid-in capital...............................          93.1
   Accumulated deficit......................................        (636.5)
   Comprehensive loss.......................................           0.1
                                                                 ---------
        Total Stockholders' Deficit.........................        (542.3)
                                                                 ---------
        Total Liabilities and Stockholders' Deficit.........        $165.1
                                                                 =========

                        MARVEL ENTERTAINMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

The combined condensed statement of operations for the six months ended June 30,1998 of the Debtor Companies is as follows:

Net revenues................................................................    $  75.2

Cost of sales...............................................................       59.3

Selling, general & administrative expenses..................................       26.1

Depreciation and amortization...............................................        1.4

Amortization of goodwill, intangibles and deferred charges..................        3.4

Interest expense, net (Contractual interest for the six months ended
June 30, 1998 was $30.5)....................................................        5.1

Loss on sale of confectionery business......................................        5.9

Equity in net income of unconsolidated subsidiaries and other, net..........        0.4
                                                                                -------

Loss before reorganization items and provision for income taxes.............     (25.6)

Reorganization items........................................................       9.4
                                                                                -------

Loss before provision for income taxes......................................     (35.0)

Provision for income taxes..................................................       0.2
                                                                                -------

Net loss Debtor Companies...................................................     (35.2)

Equity in net income of non-Debtor Companies................................       3.3
                                                                                -------

Net loss....................................................................     ($31.9)
                                                                                =======

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

GENERAL

         The Company is a leading creator, publisher and distributor of youth entertainment products for domestic and international markets based on fictional action adventure characters owned by the Company, licenses from professional athletes, sports teams and leagues and popular entertainment characters and other properties owned by third parties. The Company also licenses the Marvel Characters and properties for consumer products, television and film projects, on-line and interactive software, and advertising promotions. The Company's products include comic book and other children's publications, sports and entertainment trading cards, activity stickers, and adhesive paper products.

         On December 27, 1996, the Debtor Companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code as debtors-in-possession under the control of the Bankruptcy Court. In November 1997 the District Court withdrew the order referring the Marvel Cases to the Bankruptcy Court. Accordingly, the Marvel Cases are being heard in the District Court. On December 22, 1997, the District Court appointed the Chapter 11 Trustee to replace the debtors-in-possession. On July 30, 1998, Marvel, Toy Biz, the secured creditors, the official committee for the unsecured creditors, the official committee for the equity holders and other interested parties reached a global settlement. On July 31, 1998, the District Court approved the settlement and confirmed the Toy Biz Plan. The Company anticipates the consummation of the Toy Biz Plan should occur on or about September 30, 1998, subject to certain conditions being satisfied. There can be no assurance, however, that the consummation of the Toy Biz Plan will occur as anticipated.

RESULTS OF OPERATIONS:

BACKGROUND

         In recent years there has been a rapid decline in the comic book market. This decline was characterized by reduced readership and lower speculative purchases of comic books, which has materially adversely affected the Company's publishing business. In response, the Company has undertaken several strategic actions to mitigate the effect of such contraction. The Company believes that the comic book industry has continued to contract at a slower rate, while beginning to show some signs of stabilization. The Company has instituted marketing programs to bolster its position in the market place. There can be no assurance that these new marketing programs will strengthen the Company's current position in the market or overcome any contraction in the comic book industry.

         Similarly, over the past few years, there has been a significant contraction in the sports trading card market related in part to fewer speculative purchases. In addition, fan interest in overall sports declined during that time, which adversely affected sports trading card sales and increased returns for those periods. The Company believes that these factors negatively affected the sports trading card business, which caused the Company to experience lower sales, higher returns and higher inventory obsolescence and the negative impact of fixed royalty minimum guarantees. In 1997, the Company discontinued certain unprofitable sports products and continues to focus on trading card specialty stores and select mass market accounts in an effort to reduce costs and minimize the risk of returns and inventory obsolescence.

         Since 1996, the Company's sale of entertainment trading cards has been adversely affected by a lack of commercial success of properties licensed from third parties as well as the lower demand for trading cards based on comic book characters. Since 1997, as a result of these weak properties in the entertainment trading card market, the Company discontinued certain unprofitable entertainment products and focused primarily on profitable sports trading card products.

         The combination of minimum royalty and advertising contractual commitments to licensors and declines in the Company's trading card net revenues have continued to significantly and adversely affect the profit margins of the trading card business. During the bankruptcy proceedings, the Company had rejected various licenses and re-negotiated certain sports license agreements. On July 31, 1998, the Company entered into a settlement agreement with

NBA Properties Inc. ("NBAP") as to future royalty minimum amounts, the settlement of past due royalty amounts and the dismissal of the NBAP lawsuit filed against Panini. The settlement agreement requires District Court approval and will take effect on the consummation date of the Toy Biz Plan. There can be no assurance that the District Court will approve the NBAP settlement agreement. However, commencing August 1, 1998, the royalty obligation will accrue as if the settlement agreement was in effect on such date. The Company believes that the revised royalty commitment is consistent with current and expected basketball trading card sales levels. The settlement agreement provides for an $11.0 million payment to NBAP due on or before the consummation date. In addition, the settlement agreement allows NBAP a $20.0 million claim to be included in the unsecured creditors committee claim pool to be discharged under the Toy Biz Plan. If the amount recovered by NBAP from this claim is less than $1.0 million, NEWCO will pay the difference one year subsequent to the consummation date of the Toy Biz Plan.

         After the conclusion of the 1997/98 basketball season, the NBA team owners have enforced a "lockout" of the NBA players, due to a dispute between the two parties over the current labor agreement. A lengthy disruption of the basketball season due to this "lockout" could have a negative effect on the Company's sales of basketball trading cards in the second half of 1998.

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

         There can be no assurance that any plan of reorganization, including the Toy Biz Plan, will be consummated under the Bankruptcy Code. If the Company is unable to obtain consummation of the Toy Biz Plan or any other plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, which includes soliciting bids for the Company or parts thereof through an auction process or possible liquidation. There can be no assurance that upon consummation of the Toy Biz Plan or another plan of reorganization that there will be improvement in the Company's financial condition or results of operations. The Company has, and will continue to incur, professional fees and other cash demands typically incurred in bankruptcy.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997

Basis For Management's Discussion And Analysis

         Since July 1, 1997, due to the dispute over Marvel's ability to control or influence Toy Biz and because Toy Biz ceased reporting its financial information to the Company, the Company deconsolidated Toy Biz . The Condensed Consolidated Financial Statements do not include any adjustments to its investment in Toy Biz since July 1, 1997(see Note 2 of Notes to Condensed Consolidated Financial Statements). Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations presented below compares only the Company's publishing, licensing, trading card and sticker, confectionery and adhesive businesses. The results of operations for Toy Biz included in the Company's Condensed Consolidated Statements of Operations for the quarter ended June 30, 1997 is illustrated below:

         TOY BIZ:
         --------
                                                           Quarter ended June
                                                                30, 1997
                                                          ---------------------
           Revenue                                                   $34.5
           Cost of sales                                              22.3
           Selling, general & administrative  expenses                17.0
           Depreciation and amortization                               3.8

           Amortization of goodwill and intangibles                     .1
           Interest Expense                                             .1
           Benefit for income taxes                                  (3.5)
                                                          -----------------
           Loss before minority interest                             (5.3)
           Minority interest in loss                                 (3.9)
                                                          -----------------
           Net loss                                                 ($1.4)
                                                          =================

         The Company's net revenues were $106.1 million and $95.1 million in 1998 and 1997, respectively, an increase of $11.0 million or 11.6%. This reflects a net increase of $9.6 million in trading card and sticker revenues, an increase of $0.3 million in licensing revenues, an increase of $1.3 million in other revenues partially offset by a decrease of $0.2 million in net publishing revenues.

         The increase in net sticker revenues of $21.5 million was due to the major marketing effort put forth to support the 1998 World Cup Soccer Tournament which takes place once every four years, partially offset by the lack of commercial success of other third party licensed sticker products. The decrease in trading card net revenues of $11.9 million was due to the continued contraction of the trading card market as well as the discontinuance of certain unprofitable entertainment trading cards.

         When comparing the second quarter of 1998 to the second quarter of 1997 publishing revenues have decreased by $0.2 million. The Company believes that its publishing revenues have continued to stabilize at levels consistent with the second half of 1997 and first quarter of 1998. The Company believes that the market continues to contract at a slower rate and has instituted marketing programs to bolster its position in the market place. The Company has maintained approximately the same market share over the most recent quarters. The Company continues to experience delays in the production and distribution of theatrical film and animated television shows based on key properties of Marvel by its movie and television licenses. Licensing revenues continued to be hindered as a result of the lack of successful new media coupled with the Company's bankruptcy proceedings. Licensing revenues will vary from period to period depending on the commercial success and the media exposure of the Marvel Characters.

         Gross profit was $29.9 million and $21.0 million in the 1998 and 1997 periods, respectively, an increase of $8.9 million. As a percentage of net revenues, gross profit was 28.2% in the 1998 period as compared to 22.1% in the 1997 period. The increase in gross profit as well as gross profit percentage was due to increased sticker gross profit related to the World Cup Soccer Tournament. Publishing gross profit margin for the quarter ended June 30, 1998 was approximately 35% of net publishing sales. The Company reduced its costs which have offset the loss of efficiencies due to lower sales volumes. The Company expects the publishing gross profit margin to be maintained given the current level of volume. However, there can be no assurance that this level of volume will continue.

         Selling, General & Administrative ("SG&A") expenses were $22.8 million and $34.5 million in the 1998 and 1997 periods, respectively. The decrease of $11.7 million was mainly attributable to the impact of a decrease in advertising, promotion and selling expenses, a realignment of management functions which gave rise to the elimination of a number of highly compensated employees, and a general reduction in overhead expenses associated with the restructuring of the comic book publishing and distribution, and trading card operations. As a percentage of net revenues, SG&A was 21.5% in the 1998 period as compared to 36.3% in the 1997 period.

         Depreciation and amortization was $1.8 million and $3.9 million in the 1998 and 1997 periods, respectively. The decrease of $2.1 million was due to the amortization of film costs related to the Hulk animated television series during the second quarter of 1997.

         Amortization of goodwill, intangibles and deferred charges was $2.6 million and $4.0 million in the 1998 and 1997 periods, respectively. The decrease of $1.4 million reflects the impact of the lower carrying value of these assets and a change in their depreciable lives. In the fourth quarter of 1997, the Company recorded a write-down related to asset impairment which was primarily due to the significant and long-term changes in the trading card and sticker industries.

         Interest expense, net was $6.4 million and $13.1 million in the 1998 and 1997 periods, respectively, a decrease of $6.7 million. In June 1997, the Bankruptcy Court suspended interest and adequate protection payments in connection with the Company's various pre-petition Credit Agreements (excluding the Panini Term Loan Agreement). In accordance with SOP 90-7 the unrecorded interest for the period was $12.7 million. The Company incurred higher interest costs in the second quarter of 1998 as compared to 1997 relating to increased borrowings in the first half of 1997 under the DIP Loan Agreement as well as higher interest rates charged due to the DIP Loan being in default.

         In connection with the sale of the Company's confectionery business, during the quarter ended June 30, 1998, the Company recorded an additional loss of $2.5 million which included $2.0 million related to the cumulative translation adjustment of the foreign confectionery business sold.

         For the second quarter of 1998 the Company incurred reorganization expenses of $4.3 million relating to professional fees and other expenses including the Chapter 11 Trustee and his professionals, as well as professional fees for the unsecured creditors committee and equity committee, bank fees and other bankruptcy costs. In the second quarter of 1997 the Bankruptcy Court ordered a suspension of the payment of professional fees associated with the bankruptcy. Commencing in the first quarter of 1998, under Court order, the Company resumed partial payment of these fees. As of June 30, 1998, the unpaid professional fees were $11.7 million. However, the total amount of all professional fees, whether partially paid or unpaid are subject to the District Court's determination as to the final amounts due, if any, to these professionals. For the second quarter of 1997, the Company incurred reorganization expenses of $2.6 million.

         Provision/(benefit) for income taxes was $1.7 million and ($1.1) million in the 1998 and 1997 periods, respectively. In 1998, the tax provision primarily represents foreign taxes. In 1997, the tax benefit primarily represented benefits taken from the loss from foreign operations.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997

Basis For Management's Discussion And Analysis

         Since July 1, 1997, due to the dispute over Marvel's ability to control or influence Toy Biz and because Toy Biz ceased reporting its financial information to the Company, the Company deconsolidated Toy Biz . The Condensed Consolidated Financial Statements do not include any adjustments to its investment in Toy Biz since July 1, 1997(see Note 2 of Notes to Condensed Consolidated Financial Statements). Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations presented below compares only the Company's publishing, licensing, trading card and sticker, confectionery and adhesive businesses. The results of operations for Toy Biz included in the Company's Condensed Consolidated Statements of Operations for the six months ended June 30, 1997 is illustrated below:

         TOY BIZ:

                                                           Six Months ended
                                                             June 30, 1997

                                                         -------------------
           Revenue                                                   $68.8
           Cost of sales                                              42.2
           Selling, general & administrative  expenses                27.8
           Depreciation and amortization                               6.5
           Amortization of goodwill and intangibles                     .3
           Interest expense                                             .1
           Benefit for income taxes                                  (3.2)
                                                         ------------------
           Loss before minority interest                             (4.8)

           Minority loss in earnings                                 (3.5)
                                                         ------------------
           Net Loss                                                 ($1.3)
                                                         ==================

         The Company's net revenues were $203.2 million and $217.5 million in 1998 and 1997, respectively, a decrease of $14.3 million or 6.6%. This reflects a net decrease of $11.1 million in trading card and sticker revenues, a decrease of $4.8 million in net publishing revenues, offset by an increase of $0.3 million in licensing revenues and an increase of $1.3 million in other revenues.

         The decrease in trading card net revenues of $25.6 million was primarily due to the continued contraction of the trading card market as well as the discontinuance of certain unprofitable entertainment trading cards. Net sticker revenues increased by $14.5 million due to the World Cup soccer tournament which takes place once every four years offset by the lack of commercial success of entertainment stickers based on properties licensed from third parties.

         When comparing the first half of 1998 to the first half of 1997 publishing revenues are down. More recently, the Company believes that its publishing revenues have begun to stabilize. The Company believes that the market continues to contract at slower rates and has instituted marketing programs to bolster its position in the market place. The Company has maintained approximately the same market share over the most recent quarters. The Company continues to experience delays in the production and distribution of theatrical film and animated television shows based on key properties of Marvel by its movie and television licenses. Licensing revenues continued to be hindered as a result of the lack of successful new media coupled with the Company's bankruptcy proceedings. Licensing revenues will vary from period to period depending on the commercial success and the media exposure of the Marvel Characters.

         Gross profit was $54.3 million and $58.8 million in the 1998 and 1997 periods, respectively, a decrease of $4.5 million. As a percentage of net revenues, gross profit was 26.7% in the 1998 period as compared to 27.0% in the 1997 period. The decrease in gross profit as well as gross profit percentage was due to lower sales volume as well as the Company's inability to earn out its minimum guarantees with certain of its critical license agreements. This decrease was offset partially by increased sticker gross profit related to the 1998 World Cup Soccer Tournament. Publishing gross profit margin for the six months ended June 30, 1998 was approximately 35% of net publishing sales. The Company reduced its costs which have offset the loss of efficiencies due to lower sales volumes. The Company expects the publishing gross profit margin to be maintained given the current level of volume. However, there can be no assurance that this level of volume will continue.

         SG&A expenses were $46.1 million and $72.2 million in the 1998 and 1997 periods, respectively. The decrease of $26.1 million was mainly attributable to the impact of a decrease in advertising, promotion and selling expenses, a realignment of management functions which gave rise to the elimination of a number of highly compensated employees, and a general reduction in overhead expenses associated with the restructuring of the comic book publishing and distribution, and trading card operations. As a percentage of net revenues, SG&A was 22.7% in the 1998 period as compared to 33.2% in the 1997 period.

         Depreciation and amortization was $3.9 million and $6.0 million in the 1998 and 1997 periods, respectively. The decrease of $2.1 million was due to the amortization of film costs related to the Hulk animated television series during the second quarter of 1997.

         Amortization of goodwill, intangibles and deferred charges was $5.2 million and $8.1 million in the 1998 and 1997 periods, respectively. The decrease of $2.9 million reflects the impact of the lower carrying value of these assets and a change in their depreciable lives. In the fourth quarter of 1997, the Company recorded a write-down related to asset impairment which was primarily due to the significant and long-term changes in the trading card and sticker industries

         Interest expense, net was $13.3 million and $28.7 million in the 1998 and 1997 periods, respectively, a decrease of $15.4 million. In June 1997 the Bankruptcy Court suspended interest and adequate protection payments in connection with the Company's various pre-petition Credit Agreements (excluding the Panini Term Loan Agreement). In accordance with SOP 90-7 the unrecorded interest for the period was $25.2 million. The Company incurred higher interest costs in the 1998 period as compared to the 1997 period relating to increased borrowings under the DIP Loan Agreement as well as higher interest rates due to the defaulted DIP Loan.

         In connection with the sale of the Company's confectionery business, the Company recorded a loss on the sale of $5.9 million which included $2.0 million related to the cumulative translation adjustment of the foreign confectionery business sold during the six months ended June 30, 1998.

         For the first six months of 1998 the Company incurred reorganization expenses of $9.4 million relating to professional fees and other expenses including the Chapter 11 Trustee and his professionals, as well as professional fees for the unsecured creditors committee and equity committee, bank fees and other bankruptcy costs. For the first six months of 1997, the Company incurred reorganization expenses of $6.0 million.

         Provision for income taxes was $2.2 million and $2.4 million in the 1998 and 1997 periods, respectively. In 1998, the tax provision primarily represents foreign taxes. In 1997, the tax provision primarily represented foreign taxes on income from Panini's operations and certain state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

         On December 27, 1996 in connection with the filing of their petition in the Bankruptcy Court, the Debtor Companies received approval to pay on time and in full undisputed pre-petition obligations, including salaries, wages and benefits to all of its employees, and debts due to its trade creditors and independent contractors and to continue funding strategic initiatives. In November 1997, the unsecured creditors committee applied under Rule 60-b of the Federal Rules of Civil Procedure for an order vacating the first day order concerning the payment of pre-petition debt. No hearing occurred and none has been scheduled by the District Court. In January, 1998, the Debtor Companies discontinued the payment of such pre-petition debt and do not intend to make any payments regarding such debt without first applying to the District Court for approval.

         On January 24, 1997, the Bankruptcy Court approved the $100 million DIP Loan, which is provided by a syndicate of lenders, including The Chase Manhattan Bank, as agent bank. The DIP Loan matured on June 30 ,1997 and no repayment has occurred except for the cash proceeds of $12.8 million resulting from the sale of Marvel's confectionery businesses and the current payment of interest and administrative fees. The DIP Lenders have agreed to forbear from taking any action. Such forbearance is continuing on a daily basis. With a full reservation of all rights, the DIP Lenders and the pre-petition secured lenders have agreed to the Debtor Companies continued use of cash collateral on the same terms and conditions and with most of the same protections as set forth in the current financing and cash collateral order approved by the Bankruptcy Court through August 31,1998. There can be no assurance that the DIP Lenders and the pre-petition secured lenders will allow Marvel to continue to use its cash collateral beyond such date.

         Management of the Company believes the Company has adequate near-term working capital to fund normal operations through December 31, 1998. In July, 1998, the Company received net proceeds, of $12.8 million in connection with the sale of the remaining portion of its confections business. The Company paid down approximately $9.8 million of the principal portion of its DIP loan and prepaid its DIP interest with the remaining amount. The Company believes it has adequate resources through its use of cash collateral to fund operations, pay DIP interest and to make partial payments for professional fees related to the bankruptcy and adequate protection payments, as authorized by the District Court. In the event the Toy Biz Plan is not consummated, and the Company does not have sufficient funds, the Company may suspend payment of these professional fees. In addition, the Company may also enter into a replacement DIP agreement with The Chase Manhattan Bank. In connection with the appointment of the Chapter 11 Trustee, The Chase Manhattan Bank advised the District Court that it is willing to lead a syndicate to make loans to Marvel subject to execution of definitive documentation and agreement on key terms and payment of adequate protection amounts. In any event, District Court approval is required for such additional loans to the Company. There can be no assurance that the DIP Lenders and the pre-petition lenders will allow the Company to continue to use its cash collateral or that the District Court will grant approval on such additional loans.

         On June 5, 1997, the Bankruptcy Court approved an order suspending adequate protection payments being made by Marvel to the Bank Lenders. As a result, Marvel has ceased making interest payments on the U.S. Term Loan Agreement, the Amended and Restated Credit Agreement, and the Chase Revolving Line of Credit. The amount of the suspended adequate protection payment as of June 30, 1998 was $59.6 million and is not included in the liabilities of Marvel reflected in Marvel's Condensed Consolidated Balance Sheets. Marvel has, however, continued paying interest on the DIP Loan.

         On August 11, 1997, Panini entered into an agreement with The Chase Manhattan Bank for a loan of lire 27 billion (approximately $15.3 million based on exchange rates at August 3, 1998) to provide short term liquidity (the "Chase Short-Term Facility"). On August 5, 1997, the Company received approval from the Bankruptcy Court to guarantee the Chase Short-Term Facility. This guarantee is junior to all liens of DIP Lenders but is senior to the Secured Lenders. This loan is subject to a number of financial and other covenants and conditions of borrowing. As of June 30, 1998, the credit line was fully used. This loan expired on October 31, 1997, and by stipulation, the maturity date was extended to March 31, 1998. As a result of Panini's significant operating loss in 1997 and continued liquidity crisis, the Company was able to further extend the payment date of this loan to the earlier of September 30, 1998 or the consummation date of the Toy Biz Plan. During the quarter ended June 30, 1998, Panini continued to use its local bank lines and factoring lines. The Company believes that Panini may need to enter into an additional credit facility to meet its cash requirements for the near term. In the event that Panini cannot obtain an additional credit facility, Panini may be required to sell some of its assets or the Company may be forced to obtain a replacement DIP Loan. However, there can be no assurance that the Company will be able to obtain a replacement DIP Loan which would allow the Company to transfer funds to Panini or that the Company will be successful in renegotiating additional lines of credit outside of the Debtor Companies. In the event operating losses continue in the future, there also can be no assurance that Panini will not become subject to reorganization proceedings in Italy, which could result in the Company writing off a portion of the remaining goodwill and other intangibles in Panini of approximately $70.0 million while at the same time the Company would remain a guarantor under the Panini Term Loan Agreement and the Chase Short-Term Facility.

         As of August 3, 1998, the Company's outstanding bank indebtedness was approximately $724.1 million, of which $81.4 million related to borrowings under the DIP Loan, $601.5 million related to borrowings under the credit agreements, approximately lire 20.8 billion (approximately $11.8 million based on exchange rates at August 3, 1998) relates to borrowings for Panini's Adespan adhesives facility, approximately lire 20.6 billion (approximately $11.7 million based on exchange rates at August 3, 1998) relates to borrowings under Panini's short term lines of credit, approximately lire 27 billion (approximately $15.3 million based on exchange rates at August 3, 1998) relates to borrowings under Panini's loan from The Chase Manhattan Bank and approximately $2.4 million relates to drawdowns against outstanding letters of credit. As of August 3, 1998, Panini had approximately lire 22.0 billion (approximately $12.5 million based on exchange rates at August 3, 1998) available under its short term lines of credit.

         As part of the chapter 11 process, the Debtor Companies have received a significant number of proofs of claims. The Company has commenced the process of rejecting various claims and further believes that a majority of these claims may have been paid pursuant to first day orders of its bankruptcy proceedings or are without merit. Although the Company believes that amounts recorded as of June 30, 1998 are adequate to cover the ultimate liability under these claims, there can be no assurance that these claims will not be settled for amounts in excess of these amounts.

         As chapter 11 debtors, the Debtor Companies may sell (subject, in certain circumstances, to District Court approval), or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. The amounts reported in the Condensed Consolidated Financial Statements do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might result as a consequence of actions taken pursuant to the bankruptcy or a plan of reorganization. If the Company is unable to obtain consummation of the Toy Biz Plan or any other plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process or possible liquidation. In that event it is possible that certain assets would not be realized and additional liabilities and claims would be asserted which are not presently reflected in the Condensed Consolidated Financial

Statements and which are not presently determinable. The effect of any such assertion or non-realization could be material. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

         Net cash provided by (used in) operating activities was $11.7 million and ($62.0) million for the six months ended June 30, 1998 and 1997 respectively. Although the Company incurred a net loss of $31.9 million for the six months ended June 30, 1998, approximately $40.9 million of these losses were either non-cash charges or reserves which were provided in accordance with generally accepted accounting principles. The use of funds in 1997 was principally due to the loss from operations and was partially offset by a decrease in working capital. Cash used in investing activities, excluding net proceeds from the sale of its confectionery business was $2.0 million and $25.3 million for the six months ended June 30, 1998 and 1997, respectively. The primary use of these funds in 1998 was for capital expenditures for the Company. The primary use of cash in 1997 was for capital expenditures for the Company and for costs incurred with the construction of the Marvel Mania theme restaurant in Los Angeles. Net cash (used in) provided by financing activities was ($20.2) million and $89.5 million for the six months ended June 30, 1998 and 1997, respectively. The use of cash for the 1998 period was due primarily to the paydown of DIP principal of $9.8 million and the paydown by Panini of the current portion of its Adespan loan and other short-term lines. The source of cash in the 1997 period was due primarily to the increased borrowings under the DIP Loan.

         Since the Debtor Companies entered into bankruptcy on December 27, 1996 through June 30, 1998, they have incurred approximately $25.7 million in professional fees and other costs typical to those incurred by entities in bankruptcy. On June 17, 1997, the Bankruptcy Court ordered a suspension of the current payment of professional fees associated with the bankruptcy. However, on March 4, 1998 and on June 10, 1998, the District Court ordered the Debtor Companies to pay $1.2 million and $2.5 million respectively, of certain professional fees. In addition, on June 10, 1998, the District Court ordered the Company to pay $2.5 million to Chase Manhattan Bank as adequate protection payments. All of these amounts have been fully paid as of August 15, 1998. The Debtor Companies have received invoices of approximately $2.2 million for fees rendered by professionals that have not been retained either by the Debtor Companies or an official committee of the bankruptcy proceedings or appointed by the District Court. These professionals filed a fee application with the District Court for services performed in 1997. The Debtor Companies have not accrued any amount for the payment of such fees. In the event the fees of such professionals are approved by the District Court, the Debtor Companies would be required to pay such fees. As of June 30, 1998, unpaid professional fees included in accounts payable and accrued expenses were approximately $10.1 million.

         On July 31, 1998, the Company entered into a settlement agreement with NBAP as to future royalty minimum amounts, the settlement of past due royalty amounts and the dismissal of the NBAP lawsuit filed against Panini. The settlement agreement requires District Court approval and will take effect on the consummation date of the Toy Biz Plan. However, the royalty obligation will accrue as if the settlement agreement was in effect on August 1, 1998. The Company has accrued unpaid minimum royalties due to NBAP through June 30, 1998 under its former NBAP agreement. There can be no assurance that the NBAP settlement agreement will be approved.

         The Company continues to generate tax net operating losses. These losses may generally be carried forward and used against future taxable income subject to certain limitations. One such limitation, which is triggered by an ownership change, referred to as a Section 382 limitation, will likely occur as the Company emerges from bankruptcy and is reorganized. The Section 382 limitation generally limits the amount of tax losses that can annually be used to offset "post-change" income to an amount equal to the product of the "long-term tax exempt rate" for ownership changes (which, for example, was 5.15% for August, 1998) and the fair market value of the Company as of the date of the ownership change. Special rules for companies that undergo ownership changes while in bankruptcy may partially alleviate the Section 382 limitation. The Company's net operating losses may be further limited in future utilization by the separate return limitation years ("SRLY") rules of the consolidated return regulations. Additionally, to the extent that the Company has cancellation of indebtedness income in bankruptcy, tax attributes such as net operating losses will be reduced or eliminated. Consequently, there can be no assurance that any of the Company's net operating losses will be available for future use or that various limitations may limit their usage. Due to these concerns, the debtors have fully reserved against any benefit for such losses in their condensed consolidated financial statements. A more detailed description of these limitations and other tax matters can be found in Marvel's Form 10-K for the period ended December 31, 1997.

         As part of the Toy Biz Plan, two litigation trusts will be formed on the consummation date. The purpose of the Avoidance Litigation Trust (the "Avoidance Trust") is to pursue bankruptcy avoidance claims. The purpose of the Mafco Litigation Trust (the "Mafco Trust") is to pursue certain litigation claims against Ronald O. Perelman and various related entities and individuals. The District Court will have jurisdiction over both of these trusts, their trustees, the claims, and any other assets of the trusts. NEWCO will agree to loan up to $1.1 million, on a revolving basis to the Avoidance Trust and up to $1.0 million on a revolving basis to the Mafco Trust to cover professional fees and expenses.

         The Avoidance Trust will have one trustee designated, subject to the consent of NEWCO, by the committee of unsecured creditors. The beneficiaries of the Avoidance Trust will be NEWCO, the unsecured creditors committee, and the fixed senior secured lenders. Pursuant to the agreement governing the Avoidance Trust, the Debtor Companies will, on the consummation date, contribute to the Avoidance Trust all of their interests in any causes of action under certain avoidance sections of the Bankruptcy Code, but excluding those (i) relating to any claims under any tax-sharing or other similar agreement to which Marvel has been a party or; (ii) against any person or entity released or exculpated under the Toy Biz Plan The Avoidance Litigation Trustee agree to enforce these claims for the benefit of the Avoidance Trust's beneficiaries and to hold any proceeds from these claims in trust for those beneficiaries. The Avoidance Litigation Trustee may be directed by NEWCO to choose not to pursue any litigation claim that threatens to adversely affect NEWCO's business. The existence of the Avoidance Trust will terminate five years after the consummation date of the Toy Biz Plan unless the District Court approves an extension of the term of the Avoidance Trust for good cause.

         The Mafco Trust will have three trustees, one of which will be designated by the equity committee, one designated by the unsecured creditors' committee, and one designated by the Chapter 11 Trustee. The beneficiaries of the Mafco Trust will be the debtor companies unsecured creditors and Marvel equity holders. Pursuant to the agreement governing the Mafco Trust, the Debtor Companies will, on the consummation date, contribute to the Mafco Trust all interests in any cause of action based upon claims against Ronald O. Perelman, certain of his affiliates, and certain other former directors of Marvel relating to the action filed by the Company on October 30, 1997, but excluding those (i) relating to any claims under any tax-sharing or other similar agreements to which Marvel has been a party or; (ii) against any person or entity released or exculpated under the Toy Biz Plan. The Mafco Litigation trustees agree to enforce these claims for the benefit of the Mafco Trust and hold any proceeds from these claims in trust for those beneficiaries. The existence of the Mafco Trust will terminate five years after the consummation date of the Toy Biz Plan unless the District Court approves an extension of the term of the Mafco Trust for good cause.

YEAR 2000

         As part of the Company's proposed merger with Toy Biz, as provided in the Toy Biz Plan, Toy Biz has made representations to the Company that they are currently installing a new information system that will be Year 2000 compliant. Toy Biz has represented that as part of the merger they intend to convert Marvel to their information systems and that Toy Biz and Marvel will both be Year 2000 compliant by the early half of 1999. The Company's other operating subsidiaries, Panini and Fleer/SkyBox are currently upgrading their individual information systems to be Year 2000 compliant independently of Toy Biz and anticipate completion in the early half of 1999. In addition, Panini is also upgrading its information systems for the conversion of European currencies into the Eurodollar. This schedule may not permit the Company and its subsidiaries to make these systems compatible on a timely basis. There can be no assurance that the Company will be successful in converting to Year 2000 or Eurodollar capabilities, nor that it will have the funds necessary to perform the conversion.

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

                           FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q for the quarter ended June 30, 1998 and in its Annual Report on Form 10-K and amendments thereto, for the year ended December 31, 1997 such as "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future financial performance. In addition to factors that may be described in the Company's Securities and Exchange Commission filings, including this filing, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) the ability of the Debtor Companies to successfully reorganize in bankruptcy and the timing and outcome of such bankruptcy proceedings and the resolution of the Company's dispute with Toy Biz, including but not limited to the contemplated consummation of the Toy Biz Plan,, (ii) the ability of the Company to obtain an additional or new debtor loan or other financing, (iii) continued weakness in the comic book market which cannot be overcome by the Company's new editorial, production and distribution initiatives in comic publishing; (iv) continued general weakness in the trading card and children's activity sticker markets; (v) the effectiveness of the Company's changes to its trading card and publishing distribution; (vi) a decrease in the level of media exposure or popularity of the Company's characters resulting in declining revenues based on such characters; (vii) the lack of continued commercial success of properties owned by major licensors which have granted the Company licenses for its sports and entertainment trading card and sticker businesses; (viii) unanticipated costs or delays in completing projects associated with the Company's new ventures including media, interactive software and on-line services and theme restaurants; or (ix) the ability of the Company to make its information systems year 2000 compliant.

PART II.

                               OTHER INFORMATION.

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is a party to various legal proceedings and claims described in previous filings. During the quarter ended June 30, 1998 there were no material developments in any of such proceedings not previously disclosed, except as indicated below. Although it is impossible to predict the outcome of any outstanding legal proceeding, the Company believes that other than the litigation involving the NBAP, all of its legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations. As a result of the Debtor Companies filing of petitions pursuant to the Bankruptcy Code, the Company's legal proceedings, other than the Debtor Companies' bankruptcy proceedings and those proceedings involving subsidiaries of Marvel who are not Debtor Companies (principally, Panini), have been automatically stayed.

         The Company was named as a defendant in a purported class action filed on July 26, 1996 in the United States District Court for the Eastern District of New York entitled Fishman, et al v. Marvel Entertainment Group, Inc., by four persons who allegedly purchased sports and entertainment cards manufactured by Fleer/Skybox. The action was directed against standard business practices in the trading card industry, including the practice of randomly placing insert cards in packages of sports and entertainment trading cards, and alleged that these practices constituted illegal gambling activity in violation of state and Federal law. Plaintiffs sought certification of a class of persons who within four years prior to the filing of the complaint purchased packages of trading cards that might contain randomly inserted cards, and recovery of treble damages. On September 30, 1996, the Company filed a motion to dismiss the complaint. The Complaint was dismissed with prejudice on August 21,1997. On October 17, 1997, the plaintiffs filed a motion to alter, amend or vacate the dismissal. On April 28, 1998, plaintiff's motion was denied. Plaintiffs have appealed the denial of the motion to the Second Circuit Court of Appeals.

         On July 31, 1998, the Company entered into a settlement agreement with NBAP as to future royalty minimum amounts, the settlement of past due royalty amounts and the dismissal of the NBAP lawsuit filed against Panini. The settlement agreement requires District Court approval and will take effect on the consummation date of the Toy Biz Plan. There can be no assurance that the District Court will approve the NBAP settlement agreement. However, commencing August 1, 1998, the royalty obligation will accrue as if the settlement agreement was in effect on such date. The Company believes that the revised royalty commitment is consistent with current and expected basketball trading card sales levels. The settlement agreement provides for an $11.0 million payment to NBAP due on or before the consummation date. In addition, the settlement agreement allows NBAP a $20.0 million claim to be included in the unsecured creditors committee claim pool to be discharged under the Toy Biz Plan. If the amount recovered by NBAP from this claim is less than $1.0 million, NEWCO will pay the difference one year subsequent to the consummation date of the Toy Biz Plan.

         As reported in the Company's Form 10-K filed with the Securities and Exchange Commission on April 15, 1998, an action was initiated by Toy Biz against the Company in the District Court in June 1997 (the "Governance Litigation"). Toy Biz was seeking a judicial determination as to the proper composition of its board of directors and as to whether the Class B Common Stock of Toy Biz owned by Marvel had automatically converted into Class A Common Stock of Toy Biz. On March 30, 1998, the District Court entered a judgment declaring that the supervoting rights associated with the Class B Common Stock of Toy Biz owned by the Company to control the Toy Biz board, terminated on June 20, 1997 when Carl C. Icahn took control of the Company. This judgment was appealed by the Chapter 11 Trustee and others to the United States Court of Appeals for the Third Circuit (the "Court of Appeals")..

         Subsequent to the Company's filing of its Form 10-K on April 15, 1998, the Company received notice that on April 13, 1998, the Court of Appeals stayed, pending the outcome of the appeal, the previously scheduled confirmation hearing on the Toy Biz Plan of reorganization that had been proposed by Toy Biz and the Company's Secured Lenders, which provides for the merger of Toy Biz and Marvel.

         Pursuant to an Agreement and Stipulation of Settlement dated May 11, 1998, ("the Global Settlement") a settlement was reached among Toy Biz, the Chapter 11 Trustee, representatives of the Company's Secured Lenders and certain other parties to settle litigation commenced by the Company against Toy Biz, the Company's Secured Lenders and those other parties. As a part of this settlement, the Chapter 11 Trustee agreed to attempt to have vacated the appeal of the Governance Litigation currently pending in the Court of Appeals and to support the Toy Biz Plan, which has been amended to reflect the terms of the settlement agreement. On June 12, 1998, the District Court held a hearing regarding the settlement which was objected to by the unsecured creditors committee, the equity committee, La Salle National Bank ("La Salle") and High River Limited Partnership, Carl Icahn, Westgate International L.P. and Vincent Intrieri (hereinafter collectively the "Icahn Interests"). The District Court approved the settlement on June 25, 1998. Appeals were filed by all of the objectors.

         On June 30, 1998, and July 1, 1998, the District Court held hearings regarding confirmation of the Third Amended Plan, which was objected to by the unsecured creditors committee, the equity committee, La Salle and the Icahn Interests. On July 13, 1998, the District Court entered an order confirming the Third Amended Plan. Appeals were filed by all of the objectors.

         Following extended negotiations, a global settlement was reached by and between the proponents of the Toy Biz Plan, other Toy Biz parties, Mark Dickstein and his related entities, the Chapter 11 Trustee, the Chase Manhattan Bank on behalf of senior secured lenders, the DIP lenders, the Icahn Interests, La Salle, the unsecured creditors committee, and the equity committee. Pursuant to a stipulation (the "Stipulation") entered into by all of those parties, a modified Third Amended Plan, filed as the Toy Biz Plan provided for, among other things, enhanced payments to all classes of creditors in return for the withdrawal of all objections, adversary proceedings and appeals. The Stipulation also provides for mutual general releases by and between all of the parties. A consent order was entered by the District Court on July 31, 1998, approving the Stipulation and confirming the Toy Biz Plan. The Global Settlement and the Toy Biz Plan are subject to certain conditions referred to therein, which must be satisfied on or before the consummation date of the Toy Biz Plan.

         Pursuant to the foregoing, the Governance Litigation will be settled upon the consummation date. Certain claims against Ronald O. .Perelman and certain of his affiliates will then become the property of the Mafco Trust.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

        (A)   Exhibits
              Exhibit No.       Description
              *10.3             Assignment and Withdrawal Agreement dated March
6, 1998 between the Registrant and Ebco Management, Inc., Robert Earl, Keith Barish, Universal Station, Inc. and Universal Studios, Inc.

              *10.4             Settlement Agreement dated July 31, 1998 by and
between NBA Properties, the Registrant, Fleer/Skybox, the Chapter 11 Trustee and Panini.

              *27.1             Financial Data Schedule

---------------
*Filed herewith

         (B)  Reports on Form 8-K

              Form 8 K was filed with the SEC on August 3, 1998 reporting with respect to Item 5, Other Events.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MARVEL ENTERTAINMENT GROUP, INC.
                                            (Registrant)



                                         By:   /s/    August J. Liguori
                                               --------------------------------
Dated:  August 19, 1998                        August J. Liguori
                                               Executive Vice President, Finance
                                               Chief Financial Officer
                                               (Principal Accounting Officer)