Form 10-Q/A
period 1998-06-30
MARVEL ENTERTAINMENT GROUP INC
filed 1998-08-21
CIK 874808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

         Pursuant to the foregoing, the Governance Litigation will be settled upon the consummation date. Certain claims against Ronald O. Perelman and certain of his affiliates will then become the property of the Mafco Trust.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

      (A)   Exhibits

       Exhibit No.  Description
       -----------  -----------
          10.3 Assignment and Withdrawal Agreement dated March 6, 1998 between the Registrant and Ebco Management, Inc., Robert Earl, Keith Barish, Universal Station, Inc. and Universal Studios, Inc.

          10.4 Settlement Agreement dated July 31, 1998 by and between NBA Properties, the Registrant, Fleer/Skybox, the Chapter 11 Trustee and Panini.

        *+10.5 Retail Product License Agreement dated July 31, 1998 between the Registrant and NBA Properties, Inc.


         *27.1     Financial Data Schedule

---------------
*  Filed herewith
+ Portions of this exhibit have been omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment.

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

                                   MARVEL ENTERTAINMENT GROUP, INC.
                                            (Registrant)



                                         By:   /s/    August J. Liguori
                                               --------------------------------
Dated:  August 20, 1998                        August J. Liguori
                                               Executive Vice President, Finance
                                               Chief Financial Officer
                                               (Principal Accounting Officer)